Form 10-Q
period 1999-10-02
WOODS EQUIPMENT CO
filed 1999-11-18
CIK 922504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 of 15(d)
                    of the Securities Exchange Act of 1934
                for the Quarterly Period Ended October 2, 1999

                       Commission File Number 333-88759

                            WOODS EQUIPMENT COMPANY

           (Exact name of registrant as specified in its character)

                DELAWARE                              36-3868249
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                               6944 Newburg Road
                              Rockford, IL 61108
                   (Address of principal executive offices)
                                  (Zip Code)

                                (815) 732-2141
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding 12 months, and
    (2) has been subject to such filing requirements for the past 90 days.

               Yes / /                                    No /X/

                 Number of shares of Common Stock outstanding
                     as of November 13, 1999: 1,065,996.46

PART  I.  FINANCIAL INFORMATION
Item  1.  Financial Statements

                   WOODS EQUIPMENT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                 October 2,        January 2,
                                                                    1999              1999
                                                                    ----              ----
                                                                (Unaudited)        (Unaudited)
   ASSETS
   CURRENT ASSETS
       Cash                                                    $           -     $         1,352
       Accounts receivable, net                                       34,630              24,160
       Inventories, net                                               36,290              21,362
       Deferred income taxes                                           3,154               3,083
       Prepaid expense and other                                       3,185               2,309
                                                               ---------------------------------
       TOTAL CURRENT ASSETS                                    $      77,259     $        52,266
   Property, plant and equipment, net                                 31,730              25,945
   Excess of cost over fair value of net assets acquired, net         76,872              23,817
   Other assets, net                                                   8,205               6,637
                                                               ---------------------------------
       TOTAL ASSETS                                            $     194,066     $       108,665
                                                               =================================

                                                                 October 2,        January 2,
                                                                    1999              1999
                                                                    ----              ----
   LIABILITIES AND
       STOCKHOLDERS EQUITY
   CURRENT LIABILITIES
       Current maturities of long-term debt                    $         737     $         2,128
       Accounts payable                                               10,393               4,938
       Accrued Expenses                                                9,433               5,521
                                                               ---------------------------------
       TOTAL CURRENT LIABILITIES                               $      20,563     $        12,587
   LONG-TERM DEBT                                                    171,573             117,033
   DEFERRED INCOME TAXES                                               3,133               3,083
   OTHER LONG-TERM LIABILITIES                                            76                  76
   REDEEMABLE PREFERRED STOCK
       AND ACCRUED DIVIDENDS                                          50,777              30,110
   STOCKHOLDERS' EQUITY
       Common stock - authorized shares,
       15.0 million at $0.01 par value;

       Outstanding shares:
       1999    1,065,996.46 shares                                        11                   6
       1998    657,963.00 shares
       Additional paid in capital                                     22,270              14,897
       Treasury stock, at cost                                          (110)                  -
       Notes receivable from stockholders                               (668)               (581)
       Accumulated deficit                                           (73,559)            (68,546)
                                                               ---------------------------------
       TOTAL STOCKHOLDERS' EQUITY                              $     (52,056)    $       (54,224)
                                                               ---------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     194,066     $       108,665
                                                               =================================


    See accompanying notes to condensed consolidated financial statements.

                   WOODS EQUIPMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)

                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          Oct 2,        Sept 26,         Oct 2,       Sept 26,
                                                                           1999           1998            1999          1998
                                                                           ----           ----            ----          ----
Net Sales                                                               $  49,274      $  37,559       $ 135,071     $ 121,252
Cost of Goods Sold                                                         36,292         27,535          97,881        87,211
                                                                        ---------      ---------       ---------     ---------
   Gross Profit                                                            12,982         10,024          37,190        34,041

Selling                                                                     6,575          3,809          13,675        10,827
General and administrative                                                  3,201          1,611           8,190         5,205
Engineering                                                                 1,012            834           2,684         2,820
Noncash stock option compensation charge                                        -          4,310               -         4,310
Management fee paid to affiliate                                              375          1,030             375         1,204
Amortization                                                                1,112            613           2,382         1,909
Other operating (income) expenses, net                                        176            137              20          (150)
                                                                        ---------      ---------       ---------     ---------
   Operating Income (loss)                                              $     531      $  (2,320)      $   9,864     $   7,916
Other Expense, net                                                          4,685          2,404          10,269         6,369
                                                                        ---------      ---------       ---------     ---------
   Income (loss) Before Tax; provision (benefit) & extraordinary loss      (4,154)        (4,724)           (405)        1,547
Provision (benefit) for Income Tax                                         (1,574)        (1,668)            553           994
                                                                        ---------      ---------       ---------     ---------
   Net Income (loss) Before
   Extraordinary Item                                                      (2,580)        (3,056)           (958)          553

Extraordinary loss: Early Extinguishment of Debt (net of income             2,041            795           2,041           795
   tax benefit of $1,305 & $588, respectively)
                                                                        ---------      ---------       ---------     ---------
              Net Loss                                                  $  (4,621)     $  (3,851)      $  (2,999)    $    (242)
                                                                        =========      =========       =========     =========

                   WOODS EQUIPMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                        OCT 2,               SEPT 26,
                                                                                         1999                  1998
                                                                                      ----------            ----------
OPERATING ACTIVITIES:
Income (loss) before extraordinary items                                              $     (958)           $      553
Adjustments to reconcile income (loss) before extraordinary items to net cash provided by operating activities:
Depreciation                                                                               3,110                 2,557
Amortization                                                                               2,800                 2,081
Noncash stock option compensation charge                                                       -                 4,310
Bad debt expense                                                                              21                    17
Deferred income taxes                                                                          -                   663
Equity in loss (income) of joint venture                                                      81                  (146)
(Gain) loss on sale of property, plant and equipment                                         (17)                   19
Changes in operating assets and liabilities; net of effects of acquisitions
     Trade accounts receivables                                                            1,799                (3,019)
     Inventories                                                                             624                  (861)
     Prepaid expenses and other assets                                                    (2,024)               (1,271)
     Accounts payable and accrued liabilities                                              2,905                  (615)
                                                                                      ----------            ----------
          Net cash provided by operating activities                                        8,341                 4,288

INVESTING ACTIVITIES
Acquisition of TISCO                                                                     (38,340)                    -
Acquisition of Central Fabricators, net of cash acquired of $504                         (28,464)                    -
Acquisition of Alitec, net of cash acquired of $18                                       (10,862)                    -
Purchases of equipment, net                                                               (4,760)               (2,344)
                                                                                      ----------            ----------
          Net cash used in investing activities                                          (82,426)               (2,344)

FINANCING ACTIVITIES
Payments for deferred financing costs                                                     (5,417)               (3,147)
Proceeds from issuance of 12% senior notes                                               130,000                     -
Proceeds from issuance of 15% senior discount
     debentures                                                                           24,269                     -
Net payments of old revolving loans                                                            -               (20,700)
Payments on old term loans and other notes                                                  (349)              (50,893)
Payments on old term loan                                                                (84,850)                    -
Proceeds from new term loans                                                                   -                85,000
Proceeds from new revolver, net                                                            8,250                     -
Issuance of subordinated loan to controlling
     stockholder                                                                               -                25,000
Proceeds from exercise of stock options                                                        -                   439
Proceeds from sale of common stock                                                         7,378                 8,561
Proceeds from sale of preferred stock                                                     18,649                27,179
Payment of promissory note to controlling stockholder                                    (25,000)               (5,080)
Preferred stock dividends                                                                      -                  (992)
Redemption of common stock                                                                   (33)              (66,311)
Redemption of preferred stock                                                                (77)               (4,015)
Net change in notes receivable from stockholders                                             (87)                  299
                                                                                      ----------            ----------
          Net cash provided by (used in) financing activities                             72,733                (4,660)
                                                                                      ----------            ----------
Net decrease in cash                                                                      (1,352)               (2,716)
Cash at beginning of period                                                                1,352                 2,716
                                                                                      ----------            ----------
Cash at end of period                                                                 $        -            $        -
                                                                                      ==========            ==========

See accompanying notes to condensed consolidated financial statements

                            WOODS EQUIPMENT COMPANY
      Condensed Consolidated Statement of Changes in Stockholders' Equity
                 (unaudited, in thousands, except share data)

                                                                                                            Note
                                    Number of                  Additional                                Receivable
                                     Common        Common        Paid-in    (Accumulated   Treasury         From
                                     Shares        Stock         Capital      Deficit)       Stock      Stockholders     Total
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at January 2, 1999             657,963  $          6  $     14,897  $    (68,546) $          -  $       (581) $    (54,224)

Sale of common stock                   410,097             5         7,373                                       (90)        7,288
Purchase of common stock                (2,064)                                                   (110)                       (110)
Payments by stockholders                                                                                           3             3
Net loss                                                                          (2,999)                                   (2,999)
Preferred stock dividends accrued                                                 (2,014)                                   (2,014)

                                  ------------------------------------------------------------------------------------------------
Balance at October 2, 1999           1,065,996  $         11  $     22,270  $    (73,559) $       (110) $       (668) $    (52,056)
                                  ================================================================================================

See accompanying notes to condensed consolidated financial statements

                            WOODS EQUIPMENT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    October 2, 1999 and September 26, 1998
                           (unaudited, in thousands)

1.   Formation and Basis of Presentation

          Woods Equipment Company (Woods or the Company) is a leading manufacturer of attachments for a variety of mowing, cutting, clearing, construction, material handling, landscaping, and grounds maintenance applications. The Company's products include mowing attachments, front end loaders, backhoes, coupler systems, buckets, scrapers, and other implements, in addition to a full line of replacement parts. The average lifespan of the products range from one to five years due to the severe and wearing nature of the application for which they are used. The Company's products are sold through approximately 3,900 dealers throughout the United States, with no one dealer accounting form more than 2% of total sales.

          In July 1999, the Company purchased substantially all the assets of Tru-Part Manufacturing Corporation (TISCO), and all the outstanding stock of Central Fabricators, Inc. (Central Fabricators) and the attachments division of Alitec Corporation, (Alitec Attachments Division) for $38,551, $28,464, and $10,862 in cash, respectively. In conjunction with the acquisitions, the Company recorded $52,725 in cost in excess of net assets acquired.

               TISCO - one of the leading independent distributors of replacement parts in the United States primarily for tractors over ten years old;

               Central Fabricators - one of the leading independent manufacturers of pin-on excavator buckets for the U.S. construction industry; and

               Alitec Attachments Division- a manufacturer of patented hydraulic powered attachments for the rapidly growing U.S. skid steer market.

          The transactions were financed primarily from net proceeds of $24,188 from the sale of 15% senior discount debentures and $126,100 from the sale of 12% senior notes.

          In related transactions, the Company entered into non-compete agreements with former management of Central Fabricators and Alitec Attachments Division. The three-year non-compete agreements, with an imputed interest rate of 9%, had a collective net present value of $815 on date of acquisition.

          In addition, the Company entered into lease agreements of nine existing facilities with the former owners of TISCO, Central Fabricators, and Alitec Attachments Division. The leases range from terms of two to seven years, and have an initial annual rent expense of $1,320.

          The acquisitions were accounted for as purchases and accordingly, the condensed consolidated statement of operations for nine months ended, October 2, 1999, includes the results of the acquisition from their respective date of acquisition. The following unaudited pro forma statements of operations data for the nine months ended October 2, 1999 and September 26, 1998, are based on certain amounts derived from the unaudited statements of operations of acquisitions for the periods indicated, and assumes that the acquisition of the assets of TISCO, Alitec Attachment Division, and Central Fabricators, occurred as of the beginning of the periods presented.

          The following unaudited pro forma results of operations assumes that the acquisition occurred as of the beginning of the periods presented.

                                                       1999       1998
                                                     --------   --------
               Net Sales                             $195,824   $199,609
                                                     ========   ========

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended October 2, 1999 and September 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. These financial statements should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended January 2, 1999.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Related Party Expenses

          The Company purchases manufactured finished goods at cost from its joint venture investment, which amounted to $4,107 and $6,848 for the nine month periods ended October 2, 1999 and September 26, 1998, respectively.

3.   Segment and Related Information

          The Company's products are sold primarily by construction, commercial, agricultural, and outdoor power equipment dealers that sell prime movers and other equipment produced by the major OEMs. The Company distribution network includes dealers that have affiliations with all of the principal OEMs of prime movers, such as Case/New Holland (CNH), Deere, AGCO (manufacturer of the Massey Ferguson brand of prime mover), Ingersoll (manufacturer of Bobcat brand of prime mover) Caterpillar, and Kubota. The Company also sells it products through a substantial number of independent dealers that are not affiliated with the major prime mover OEMs. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers.

          Business units represent market segments in which they share certain characteristics, such as technology, marketing, and product application that create long-term synergies. The principal activities of the Company's operating segments are as follows:

        Grounds Maintenance

          This product category includes attachments used to maintain the ground surrounding industrial and office parks, large estates, resort complexes, universities, golf courses, and individual homes. In general, the demand for these products is dependent upon a variety of conditions, including general economic conditions, consumer spending patterns, weather conditions, as well as state and municipal government spending.

        Construction

          The end-users in this product category generally include construction companies and utility contractors. Demand for these products is closely correlated to the overall demand for construction equipment, which is driven by several factors, including general economic conditions, interest rates, weather conditions, and government spending.

        Other

          The end-users in this product category are farmers and ranchers, who use these products principally in the planting, cultivating, and harvesting of their crops. The demand for these products closely correlates to the demand for agricultural equipment in general, which is influenced by a number of factors, including total farm cash receipts, acreage under crop or livestock, crop yields, government programs, general economic conditions, interest rates, weather, and technological trends in agriculture.

          Net sales by operating segment reflects sales of products and services to external customers, as reported in the Company's consolidated statements of operations. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs, and expenses directly related to the segment involved. In determining operating income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets, and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash, other receivables, and intangible assets.

          The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies.

          A summary of the Company's operations by segment for the three-month and nine-month period ended October 2, 1999 and September 26, 1998 is as follows:

                                                        Three months ended                  Nine months ended
                                                      Oct 2,         Sept 26,             Oct 2,       Sept 26,
          Net Sales                                   1999             1998                1999          1998
                                                      ----             ----                ----          ----
          Grounds maintenance                      $   37,218      $   27,329         $  102,167     $   87,131
          Construction                                 11,250           8,943             29,001         27,503
          Other                                           806           1,287              3,903          6,618
                                                   --------------------------         -------------------------
           Total Net Sales                         $   49,274      $   37,559         $  135,071     $  121,252
                                                   ==========================         =========================

          Operating income (loss)
          Grounds maintenance                           2,960           3,109             14,070         14,064
          Construction                                    521           1,031              3,160          4,070
          Other                                            77             125                371            640
          Corporate                                    (3,027)         (6,585)            (7,737)       (10,858)
                                                   --------------------------         -------------------------
          Total operating income (loss)            $      531      $   (2,320)        $    9,864     $    7,916
          Interest Expense                              4,685           2,404             10,269          6,369
                                                   --------------------------         -------------------------

          Income (loss) before income taxes
            and extraordinary loss                 $   (4,154)     $   (4,724)        $     (405)    $    1,547
                                                   ==========================         =========================

                                                       Oct 2,          Jan 2,
                                                       1999            1999
                                                       ----            ----
          Assets
          Grounds maintenance                      $   75,813      $   47,655
          Construction                                 24,811          18,030
          Other                                         3,134           3,808
          Corporate                                    90,308          39,172
                                                   --------------------------
          Total assets                             $  194,066      $  108,665
                                                   ==========================

          The investment in joint venture is included in the other segment for all years presented.

                                                       Oct 2,      Sept 26,
                                                        1999         1998
                                                        ----         ----
          Additions to long-lived assets
          Grounds maintenance                        $   3,682    $   1,940
          Construction                                   1,013          270
          Other                                             30            0
          Corporate                                         35          134
                                                     ---------    ---------

          Total additions to long-lived assets       $   4,760    $   2,344
                                                     =========    =========


          The Company had no significant amounts of sales to or any long-lived assets in an individual country outside the United States.

4.   Inventories

          Inventories consist of the following:

                                                     October 2,
                                                        1999
                                                        ----
          Raw Materials                              $   6,948
          Work in Process                                2,129
          Finished goods                                28,695
                                                     ---------
          Total inventories at FIFO                  $  37,772
          LIFO adjustment                               (1,482)
                                                     ---------
          Total inventories at LIFO                  $  36,290
                                                     =========

5.   WEC Company Condensed Financial Information

          Summary balance sheet information for WEC Company is as follows:

                                                     October 2,
                                                        1999
                                                        ----
          Current Assets                             $  76,585
          Non Current Assets                           116,659
                                                     ---------
          Total Assets                               $ 193,244
                                                     =========
          Current Liabilities                           31,985
          Non Current Liabilities                      133,792
                                                     ---------
          Total Liabilities                          $ 165,777
                                                     =========


          Summary results of operations for WEC Company is as follows:

                                                     October 2,
                                                       1999
                                                       ----
          Net Sales                                  $ 135,071
          Gross profit                                  97,881
                                                     ---------
          Operating income                              37,190
          Income before income tax provision
                        and extraordinary item             587
          Net income (Loss)                          $  (2,798)
                                                     =========

          WEC Company, a wholly owned subsidiary of Woods Equipment Company, issued a $130.0 million in aggregate principal amount of 12.0% senior notes on July 28, 1999. Woods Equipment Company has fully and unconditionally guaranteed the 12.0% senior notes. Complete financial statements and other disclosure concerning WEC Company are not presented because management has determined they are not meaningful to investors.

6.   Revolving Loan and Other Long-Term Obligations

          On July 28, 1999, Woods Equipment Company issued $51,927 in aggregate principal amount at maturity of 15% senior discount debentures, due July 15, 2011, and WEC Company issued $130,000 in aggregate principal amount of 12% senior notes, due July 15, 2009. In addition, on July 28, 1999, WEC Company entered into a bank agreement that provides for a $40,000 revolving credit facility, and sold $25,000 of common and preferred stock to the controlling shareholder of Woods Equipment Company.

          The net proceeds on July 28, 1999 from the senior discount debentures, senior notes, revolving credit facility, and stock sales were used to purchase the entities of TISCO, Central Fabricators, and Alitec Attachments Division (see footnote 1), and to retire $84,550 of bank term debt and $25,000 of subordinated promissory notes held by the controlling shareholder. Accrued interest paid in conjunction with the retirement of the bank term debt and subordinated promissory notes was $547 and $2,609, respectively.

          Total borrowings under the revolving credit facility were $12,000 at October 2, 1999 and are not to exceed $40,000. The Company is subject to a fee of .50% per annum applied to the amount of unused borrowings available on the revolving credit facility. The revolving credit facility expires on July 28, 2004. Interest on the revolving credit facility is payable quarterly either at a specified bank base rate plus margins ranging from .50% to 1.50%, or at a Eurodollar rate plus Eurodollar margins ranging from 1.50% to 2.50%. Additional borrowing capacity under the revolving credit facility was $26,943 at October 2, 1999. Letters of credit of $1,057 were outstanding at October 2, 1999.

     Long-term obligations at October 2, 1999 consist of the following:
     ------------------------------------------------------------------
       Revolving Loans                          7.63% to 9.75%         $ 12,000
       Senior discount debentures                        15.0%           24,269
       Senior notes                                      12.0%          130,000
       Seller promissory note                             7.5%            4,720
       Other obligations                          8.0% to 9.0%            1,321
                                                                       --------
                                                                       $172,310
       Less: current maturities                                            (737)
                                                                       --------
       Total long-term                                                 $171,573
                                                                       ========

          The Company's revolving loan is subject to restrictive covenants, including minimum levels of net earnings and limitations on capital expenditures and dividends.

          Interest on the senior discount debentures accretes at a rate of 15% per annum. The Company is not required to make any cash payments of interest on the debentures prior to October 15, 2004. Commencing October 15, 2004, the Company will pay interest quarterly at a rate of 15%. The senior notes will pay interest semi-annually at a rate of 12%, commencing January 15, 2000. The senior discount debentures and the senior notes are each governed by indentures which limit the ability of Woods Equipment Company and WEC Company, respectively, to incur additional indebtedness, pay dividends, make investments, or sell assets.

          The seller promissory note was issued in connection with an acquisition. The note is payable in monthly installments of principal and interest of $35, with the final payment due in July 2009, and bears annual interest at 7.5%.

          Included in other obligations are three noncompete agreements with key members of the management of acquired entities.

          Substantially all assets of the Company are collateralized by the above debt.

          Future annual maturities of long-term debt obligations, excluding the revolving credit facility, subsequent to October 2, 1999, are as follows:

        1999               $     536
        2000                     346
        2001                     389
        2002                     285
        2003                      85
        Thereafter           158,669
                           ---------
                           $ 160,310
                           =========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          Woods is a leading manufacturer of attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications. During July 1999, Woods acquired TISCO, Central Fabricators and the Alitec Attachments Division. As a result of the acquisitions, Woods enhanced its position as one of the largest independent attachment manufacturers in the United States, as well as, gained a new platform in the replacement parts business for tractors.

          On a proforma basis giving effect to these acquisitions, the Company would have had net sales of approximately $248.2 million and adjusted EBITDA of $26.5 million for the last twelve months ended October 2, 1999. Adjusted EBITDA is defined as operating income plus depreciation, amortization, non-recurring costs of $1.7 million relating to a failed acquisition, non-cash stock option compensation charge of $4.3 million in connection with the August 7, 1998, recapitalization, and full year impact of day one synergies as the result of the July, 1999 acquisitions of $2.5 million.

          The acquisitions were accounted for using the purchase method of accounting. As a result, the acquisitions will prospectively affect our results of operations in certain significant respects. The aggregate acquisitions costs (including the assumption of liabilities and estimated transaction expenses) of approximately $77.8 million has been allocated to the tangible and intangible assets acquired and liabilities assumed by us base on their respective fair values as of the date of the acquisitions. The allocation of the purchase price, to the assets acquired in the acquisitions, resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings of Woods to finance the recapitalization and the acquisitions, our interest expense has increased significantly.

     Results of Operations

          The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as a percentage of sales, as well as, in thousands.

                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                       Oct 2,              Sept 26,                Oct 2,             Sept 26,
                                       1999                 1998                   1999                 1998
                                       ----                 ----                   ----                 ----
Net Sales                       $ 49,274   100.0%   $ 37,559   100.0%       $135,071   100.0%    $121,252    100.0%
Cost of Goods Sold                36,292    73.7%     27,535    73.3%         97,881    72.5%      87,211     71.9%
                                --------            --------                --------             --------

Gross Profit                      12,982    26.3%     10,024    26.7%         37,190    27.5%      34,041     28.1%

Operating Expenses                12,451    25.3%     12,344    32.9%         27,326    20.2%      26,125     21.5%
                                --------            --------                --------             --------

Operating Income                     531     1.1%     (2,320)   -6.2%          9,864     7.3%       7,916      6.5%

Other Expense (Income)             4,685     9.5%      2,404     6.4%         10,269     7.6%       6,369      5.3%
                                --------            --------                --------             --------

Income Before Tax                 (4,154)   -8.4%     (4,724)  -12.6%           (405)   -0.3%       1,547      1.3%

Provision for Income Tax          (1,574)   -3.2%     (1,668)   -4.4%            553     0.4%         994      0.8%
                                --------            --------                --------             --------

Net Income Before                 (2,580)   -5.2%     (3,056)   -8.1%           (958)   -0.7%         553      0.5%
Extraordinary Item

Early Extinguishment of            2,041     4.1%        795     2.1%          2,041     1.5%         795      0.7%
Debt
                               ---------            --------                --------             --------
Net Income                     $  (4,621)   -9.4%   $ (3,851)  -10.3%       $ (2,999)   -2.2%    $   (242)    -0.2%
                               =========            ========                ========             ========

     Three Months Ended October 2, 1999 Compared to Three Months Ended September 26, 1998.

          Net sales for the three months ended October 2, 1999 ("third quarter") were $49.3 million, representing an increase of $11.7 million or 31.2% from $37.6 million in the comparable quarter of 1998. The overall increase in net sales was primarily attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), Alitec Attachments Division (acquired July 30, 1999) partially offset by a 9.7% decline in Woods' core business, which the Company defines as those business that the Company has owned for two years. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:

    Segment                            1999       1998           % Change
    -------------------                ----       ----           --------
    Grounds Maintenance              $37,218     $27,328            36.2%
    Construction                      11,250       8,943            25.8%
    Other                                806       1,288           -37.4%
                                     -------     -------
    Total Net Sales                  $49,274     $37,559            31.2%
                                     =======     =======

          The 36.2% increase in the grounds maintenance segment was due to acquisition of TISCO. Woods' core business in this segment decreased by approximately 1%. The 25.8% increase in the construction segment was due to acquisition of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment was down approximately $3.0 million or 31.5% due to the decline in demand stemming from the equipment rental market as rental fleet liquidations is also negatively impacting purchases of new equipment. The 37.4% decline in the Company's "other" category was due to the market conditions of the sugar beet industry.

          Gross profit as a percentage of net sales in the third quarter of 1999 was 26.3% or $13.0 million compared 26.7% or $10.0 million in the comparable quarter of 1998. The decline in margin percentage was due to product mix due to a decline in sales for our higher margin construction products, partially offset by an increase in sales for lower margin turf products.

          Operating expenses in the third quarter of 1999 were 25.3% of net sales or $12.4 million versus 32.9% or $12.3 million in the comparable quarter of 1998. The increase in operating expenses due to normal operating expenses related to the newly acquired companies in 1999 of approximately $3.9 million, and increased goodwill amortization expense of approximately $0.5 million. These increases are not apparent when comparing to the same period in the prior year due to the recognition of $4.3 million non-cash, stock option compensation charge during the third quarter of 1998. The charge was the result of the August 7, 1998 recapitalization.

          Operating income in the third quarter of 1999 was 1.1% of net sales or $0.5 million compared to an operating loss of (6.2%) or ($2.3) million in the comparable quarter of 1998. The increase in operating income is due to the non-recurring non-cash stock option charge of 1998 offset by volume decline in Woods core business and increased goodwill amortization expense.

          Other expenses in the third quarter of 1999 were 9.5% of net sales or $4.7 million compared to 6.4% or $2.4 million in the comparable quarter of 1998. The increase in other expenses is primarily due to increased interest expense attributable to an increase in debt to fund Woods' recent acquisitions.

          On July 28, 1999, the Company fully extinguished certain debt totaling approximately $109.5 million, and refinanced such debt in connection with the offering. As a result of the early retirement, the Company accelerated amortization of unamortized deferred finance costs totaling approximately $3.3 million, which has been presented as an extraordinary item in the condensed consolidated statement of operations for the nine and three months ended October 2, 1999, with associated tax benefits of approximately $1.3 million. In connection with the August 7, 1998 recapitalization, the Company fully extinguished certain debt totaling approximately $72 million, and refinanced such debt with another lender. As a result of the early retirement, the Company accelerated amortization of unamortized deferred finance costs totaling approximately $1.4 million, which has been presented as an extraordinary item in the condensed consolidated statement of operations for the nine and three months ended September 26, 1998, with associated tax benefits of approximately $0.6 million.

          Net income (loss) as a percentage of net sales in the third quarter of 1999 was (9.4%) or ($4.6) million versus (10.3%) or ($3.9) million in the comparable quarter of 1998. Net income in the third quarter of 1999 was negatively impacted by the decline in Woods' core sales volume, increased goodwill amortization expense, increase in interest costs due to additional debt to fund acquisitions and the acceleration of deferred financing fees due to the early extinguishment of debt. These events are offset when comparing to the same period in the prior year by the $4.3 million non-cash stock-option compensation charge.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended September 26,
1998

     Net sales for the nine months ended October 2, 1999 were $135.1 million, representing an increase of $13.8 million or 11.4% from $121.3 million in the comparable period of 1998. The overall increase in net sales was primarily attributable to contributions from TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), and Alitec Attachment Division (acquired July 30, 1999). Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:

Segment                        1999           1998         % Change
-------------------            ----           ----         --------
Grounds Maintenance          $ 103,022      $  88,961          15.8%
Construction                    29,001         27,503           5.4%
Other                            3,048          4,788         -36.3%
                             ---------      ---------
Total Net Sales              $ 135,071      $ 121,252          11.4%
                             =========      =========

     The 15.8% increase in the grounds maintenance segment was due to acquisition of TISCO. Woods' core business in this segment increased by approximately $6 million, or 6.7%. The 5.4% increase in the construction segment is due to acquisition of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment was decreased by approximately $3.0 million, or 10.9%, due to the decline in demand stemming from the equipment rental market as rental fleet liquidations also negatively impacted purchases of new equipment. The 36.3% decline in the Company's "other" product category was due to the market conditions of the sugar beet industry.

     Gross profit as a percentage of net sales for the nine-month period of 1999 was 27.5% or $37.2 million compared to 28.1% or $34.0 million in the comparable period of 1998. The decline in margin percentage was due to product mix due to a decline in sales for our higher margin construction products, partially offset by an increase in sales for lower margin turf products.

     Operating expenses for the nine-month period of 1999 were 20.2% of net sales or $27.3 million compared to 21.5% or $26.2 million in the comparable period of 1998. The increase in operating expenses was due to normal operating expenses related to the newly acquired companies in 1999 of approximately $3.9 million, increased goodwill amortization expense of approximately $0.5 million, and failed acquisition costs $1.1 million. These increases are not apparent when comparing to the same period in the prior year due to the recognition of $4.3 million non-cash, stock option compensation charge during the third quarter of 1998. The charge was the result of the August 7, 1998 recapitalization.

     Operating income for the nine-month period of 1999 was 7.3% of net sales or $9.9 million compared to 6.5% or $7.9 million in the comparable period of 1998. The increase in operating income is due to the non-recurring non-cash stock-option charge of 1998 offset by volume decline in Woods core business and increased goodwill amortization expense.

     Other expenses for the nine-month period of 1999 were 7.6% of net sales or $10.3 million versus 5.3% or $6.4 million in the comparable period of 1998. The increase in other expenses is due to increased interest expense attributable to an increase in debt to fund Woods recent acquisitions.

     On July 28, 1999, the Company fully extinguished certain debt totaling approximately $109.5 million, and refinanced such debt in connection with the offering. As a result of the early retirement, the Company accelerated amortization of unamortized deferred finance costs totaling approximately $3.3 million, which has been presented as an extraordinary item in the condensed consolidated statement of operations for the nine and three months ended October 2, 1999, with associated tax benefits of approximately $1.3 million. In connection with the August 7, 1998 recapitalization, the Company fully extinguished certain debt totaling approximately $72 million, and refinanced such debt with another lender. As a result of the early retirement, the Company accelerated amortization of unamortized deferred finance costs totaling approximately $1.4 million, which has been presented as an extraordinary item in the condensed consolidated statement of operations for the nine and three months ended September 26, 1998, with associated tax benefits of approximately $0.6 million.

     Net income (loss) as a percentage of net sales for the nine-month period of 1999 was (2.2%) or ($3.0) million compared to (0.2%) or ($0.3) million in the comparable nine-month period of 1998. Events impacting net income for the nine month period of 1999 include a decline in core Woods' sales volume, increased goodwill amortization expense, increase in interest costs due to additional debt to fund acquisitions, the acceleration of deferred financing fees due to the early extinguishment of debt and failed acquisition costs. These events are offset when comparing to the same period in the prior year by the non-cash stock option charge.

Liquidity and Capital Resources

     Woods' principal sources of cash during the nine months ended October 2, 1999, and the prior nine-month period were from operations and borrowings under existing credit facilities. Cash generated from operating activities during both periods were $8.3 million and $4.3 million.

     Capital expenditures for the nine months ended October 2, 1999 and September 26, 1998, amounted to $4.7 million and $2.3 million, respectively. Capital expenditures for these periods were used to purchase additional equipment, tooling and information technology upgrades. Woods intends to make capital expenditures of $5.0 million in the remainder of 1999 primarily for capacity expansion at certain facilities and information technology upgrades.

     On July 28, 1999, Woods Equipment Company issued $51.9 million in aggregate principal amount at maturity of 15% senior discount debentures due 2011 and WEC Company issued $130.0 million in aggregate principal amount of 12% senior notes due 2009. Woods used the proceeds from these offerings, together with the new equity investment of $25.0 million by Madison Dearborn Capital Partners II, L. P., borrowings under the revolving credit facility of $12.0 and cash on hand of approximately $3.0 million, to repay approximately $109.5 million of its existing indebtedness, to finance the acquisitions of TISCO, Central Fabricators and Alitec Attachments Division and to pay the related fees and expenses.

     In connection with the debt offerings, WEC Company amended and restated its existing senior credit facility. The new senior facility provides a $40.0 million revolving line of credit, of which $26.9 million was available as of October 2, 1999. The senior credit facility matures on July 31, 2004. Interest on revolving loans under the senior credit facility will bear interest at rates based upon federal of Eurodollar rates plus an applicable margin. All borrowings under the senior credit facility are guaranteed by Woods and are secured by substantially all of the assets of WEC.

     As of October 2, 1999, Woods had $12.0 million in outstanding credit borrowings, seller notes of $6.0 million, 12% senior notes of $130.0 million, and 15% senior discount debentures of $24.3 million (accreted value).

     Woods anticipates that its principal use of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior credit facility, will be adequate to meet its anticipated requirements. Woods cannot make any assurances that its business will continue to generate sufficient cash flow from operations in the future to service its debt, and Woods may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a negative impact on Woods business.

Market Risk

     Woods is exposed to market risks relating to changes in interest rates. Woods does not enter into derivatives or other financial instruments for trading or speculative purposes. Woods enters into financial instruments to manage and reduce the impact of changes in interest rates. The counterparties are major financial institutions.

     Woods manages its interest rate risk by balancing the amount of its fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At October 2, 1999, Woods had variable rate debt of $12.0 million.

Inflation

     Woods believes that inflation generally has not had a material impact on its operations or liquidity for the periods disclosed.

Year 2000 Compliance

     Introduction. Over the next few months, most large companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information systems to either shut down or provide incorrect data or information. Woods began the process of identifying the necessary changes to its computer programs and hardware as well as assessing the progress of its significant vendors in their remediation efforts in 1998. The discussion below details the efforts of Woods to ensure Year 2000 compliance.

     State of Readiness. Woods has identified and evaluated the readiness of its internal and third party information technology and non-information technology systems which, if not Year 2000 compliant, could have a direct major impact to Woods. This evaluation focused on the following areas: (1) Woods' accounting and financial reporting system, (2) Woods' systems used in its manufacturing and engineering activities, (3) the systems of third party vendors which supply raw materials to Woods, and (4) the systems of its dealers used for tracking inventory levels.

     Woods' accounting and financial reporting system has already been upgraded with the provider's latest release which is certified to Year 2000 compliant. In addition, Woods believes that its systems used in its manufacturing and engineering activities are Year 2000 compliant.

     Woods has also assessed the state of readiness of its major servers and shared hardware devices. It has determined that its hardware systems are either already Year 2000 compliant or can be made so through upgrades of operating system software. Where necessary these upgrades have been completed.

     Based on its assessment and its vendors' representations, Woods believes that the systems of its significant third party vendors are already Year 2000 compliant.

     Year 2000 Costs. In fiscal 1998, Woods expensed approximately $130 thousand on the assessment and evaluation phase of its Year 2000 initiatives and estimates that it will expense approximately $150 thousand in fiscal 1999 to complete the remediation efforts. These efforts have been, and are expected to continue to be, funded through cash from operations. The Year 2000 compliance project has not resulted in the deferral of any significant information systems initiatives by Woods.

     Risks from Year 2000 Issues. Woods believes the greatest Year 2000 compliance risk, in terms of magnitude of risk, is that the computer systems of its third party vendors could be interrupted for a period of time. Other than representations made by the vendors, the Company is unable to predict the likelihood of this risk occurring. Any significant interruption of raw materials as a result of a Year 2000 problem could have a material adverse effect on Woods' results of operations, liquidity or financial condition.

     Contingency Plans. At this time, Woods fully expects to be Year 2000 compliant and is satisfied that its significant vendors are already compliant. As such, Woods has not developed any specific contingency plan in the event it fails to complete its Year 2000 projects.

     New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("Statement 133"). Statement 133 is effective for years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of Statement 133 will have a material impact on its financial position or the results of its operations.

Forward Looking Statements

     Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, the Year 2000 plan and related risks, pending legal proceedings and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherit difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, the following:

          (1) changes in general economic conditions in the United States;

          (2) decreases in the current or planned levels of government spending;

          (3) increased competition in the attachments and replacement parts markets;

          (4) continued consolidation among attachment dealers;

          (5) the inability of the Company to successfully integrate the operations of newly acquired companies as planned or achieve the anticipated cost savings from such integration ;

          (6) the inability of the Company to successfully introduce continuous flow manufacturing and total quality management techniques at the acquired facilities;

          (7) adverse weather conditions during the spring and summer months;

          (8) the failure of the Company to develop or successfully introduce new products;

          (9) changes in the regulatory environment;

         (10) the inability of the Company to successfully complete acquisitions; and

         (11) various other factors beyond the Company's control.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         27.  Financial Data Schedule

         (b)  Reports on Form 8-K

         None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WOODS EQUIPMENT COMPANY

                                             Registrant

     Date:  November 18, 1999                /s/ Thomas J. Laird
     -----------------------------------------------------------------------
                                             Thomas J. Laird
                                             President and Chief
                                             Executive Officer

     Date:  November 18, 1999                /s/ D. Stephen Crider
     ------------------------------------------------------------------------
                                             D. Stephen Crider
                                             Chief Financial Officer