Form 10-K
period 2000-01-01
WOODS EQUIPMENT CO
filed 2000-03-30
CIK 922504

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended   January 1, 2000   or
                               -------------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______ to _______

                  Commission file number 333-88759
                                         ---------

                            WOODS EQUIPMENT COMPANY
            (Exact name of registrant as specified in its charter)

          Delaware                                               36-3868249
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   6944 Newburg Road, Rockford, IL                                  61108
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (815)732-2141

  Securities registered pursuant to Section 12(b) of the Act: Not applicable.

  Securities registered pursuant to Section 12(g) of the Act:  Not applicable.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes x      No
        ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     There is no established public market for the Registrant's common stock.

     As of March 7, 2000, the Registrant had 1,105,869.53 shares of common stock outstanding.

                      Documents Incorporated by Reference

     None.
================================================================================

                            WOODS EQUIPMENT COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                          Page No.
                                                                                                          --------
PART I.........................................................................................................  3
Item 1.     Business...........................................................................................  3
Item 2.     Properties......................................................................................... 16
Item 3.     Legal Proceedings.................................................................................. 17
Item 4.     Submission of Matters to a Vote of Security-Holders................................................ 18
PART II........................................................................................................ 19
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.......................... 19
Item 6.     Selected Financial Data............................................................................ 20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 21
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.......................................... 27
Item 8.     Financial Statements and Supplementary Data........................................................ 28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............... 28
PART III....................................................................................................... 28
Item 10.    Directors and Executive Officers of the Registrant................................................. 28
Item 11.    Executive Compensation............................................................................. 30
Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................... 31
Item 13.    Certain Relationships and Related Transactions..................................................... 32
PART IV........................................................................................................ 33
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................... 33


     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including these risks discussed in the section entitled "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Forwarding Looking Statements" and elsewhere in this Annual Report on Form 10-K. The actual results that Woods Equipment Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Woods Equipment Company undertakes no obligation to revise any of these forward-looking statements.

                                     PART I


     As used in this report, references to "we," "our," "us" and "Woods" refers to Woods Equipment Company and, where the context requires, its operating subsidiary, WEC Company ("WEC"). Woods acquired three separate businesses in July 1999. For ease of reference, we use the following terms to identify these businesses in this report: (1) "TISCO" refers to Tru-Part Manufacturing Corporation and its principal operating subsidiary, Tractor Implement Supply Company; (2) "Central Fabricators" refers to Central Fabricators, Inc.; and (3) "Alitec Attachments Division" refers to the attachments division of Alitec Corporation.


Item 1.  Business.

     Woods is a leading manufacturer of attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications. Woods' products are used in a variety of applications to enhance the productivity and versatility of prime movers, which include tractors, excavators, tractor loader backhoes and skid steers. Our products include rotary cutting and finish mowing attachments, front end loaders, backhoes, coupler systems, buckets, scrapers and other implements. We also offer a full line of replacement parts for the installed base of attachments and under 40 horsepower tractors. The average lifespan of our attachments range from one to five years due to the severe and wearing nature of the applications for which they are used. In most instances, a prime mover will be used for several different types of applications, each of which requires a separate attachment. For example, a prime mover can be used in conjunction with a mower, front end loader, backhoe or scraper, depending on the desired application. Most of our products range in price from $1,000 to $10,000 with our replacement parts averaging less than $100 per item. Our products are sold through our extensive dealer network and directly to original equipment manufacturers. Our products are used by a variety of end-users, including construction companies and contractors, utility contractors, landscaping and grounds care companies, farmers, ranchers, homeowners and governmental agencies. No single customer accounted for more than 2.7% of our net sales in 1999.

     We sell our products to end-users located primarily in the United States. The attachments market in the United States is very large and fragmented. We believe the market for attachments in the United States had sales in excess of $4.0 billion in 1999 and historically has grown at a rate of 2% to 4% annually. With the acquisition of TISCO, we also operate in the $8 billion capital equipment replacement parts market in the United States. For the most part, the U.S. attachments and replacement parts markets are comprised of several hundred small, regional manufacturers and distributors that offer a limited number of products as well as a small number of national and international companies that offer a broad range of products. In recent years, there has been a trend towards consolidation among attachments manufacturers and parts suppliers in order to achieve operating efficiencies and to better serve the needs of their end-users. Similarly, there has been significant consolidation among dealers, who are increasingly seeking suppliers, such as our company, who are able to offer broad product lines, national distribution capabilities, innovative products and reliable service.

     Woods and WEC were incorporated under the laws of the State of Delaware on January 28, 1993. Woods' origins date back to 1947 when its predecessor began to manufacture rotary cutters for the agricultural industry. Our principal executive office is located at 6944 Newburg Road, Rockford, Illinois, and our telephone number is (815) 732-2141.

Industry Overview

     The attachments industry generally encompasses products used in a broad range of residential, commercial, industrial, governmental and agricultural applications to enable end users to significantly enhance the productivity and flexibility of their prime movers, which include tractors, excavators, tractor loader backhoes and skid steers. These products are attached to prime movers in order to complete a variety of applications including mowing, cutting, clearing, material handling and landscaping as well as the preparation of ground surfaces for the agricultural and construction industries. While their respective life cycles vary, attachments tend to be used as consumables with a usable life of approximately one to five years due to the severe and wearing nature of the applications for which they are used. Attachments are used by a wide variety of end-users, including constriction companies and contractors, utility contractors, landscaping and grounds care companies, farmers, ranchers, homeowners and governmental agencies.

     Our products are sold to end-users located primarily in the United States. The attachments market in the United States is very large and fragmented. We believe the U.S. attachments market had sales in excess of $4.0 billion in 1999 and historically has grown at a rate of 2% to 4% annually. We believe that the U.S. market for replacement parts for capital equipment was approximately $8.0 billion in 1999. For the most part, the U.S. attachments and replacement parts market are comprised of several hundred small, regional manufacturers and distributors that offer a limited number of products as well as a small number of national and international companies that offer a broad range of products. In recent years, there has been a trend towards consolidation among attachments manufacturers and parts suppliers in order to achieve operating efficiencies and to better serve the needs of their end-users. Similarly, there has been significant consolidation among attachment dealers, who are increasingly seeking suppliers, such as Woods, who are able to offer broad product lines, innovative products, national distribution capabilities and reliable service.

     The market for our products can generally be divided into six categories delineated by the end-use of the product. The following table identifies these end-use categories as well as the percentage of net sales in fiscal 1999 to each category by Woods on an actual basis and on a pro forma basis giving effect to the acquisitions of TISCO, Central Fabricators and the Alitec Attachments Division as if they occurred at the beginning of the period:

                                                            Fiscal Year 1999
                                                            ----------------
                                                                       Pro
Description of End-Use                                       Actual   Forma
----------------------                                       -------  ------

Replacement parts..........................................    23.5%   34.4%

Construction and utility...................................    21.2%   23.8%

Grounds maintenance........................................    25.6%   19.4%

General purpose maintenance................................    14.9%   11.2%
(agricultural)

Roadside maintenance.......................................    11.6%    8.7%
(primarily governmental)

Specialty agricultural.....................................     3.2%    2.5%
                                                               -----   -----
   Total...................................................   100.0%  100.0%
                                                              ======  ======


     Set forth below is a brief overview of each of these product categories and the factors which we believe generally influence the demand for such products.

     Replacement Parts. Replacement parts are sold to end-users across all of our other product categories. A significant portion of our existing replacement parts are sold to end-users in the roadside maintenance market due to the intensive use of such attachments. TISCO's replacement parts are predominantly sold for use on tractors, and they provide a platform for Woods to enter the market for capital equipment replacement parts in the United States. Approximately 55% of this market is currently served by original equipment manufacturers, with the remainder being served by co-operative organizations and companies similar to TISCO who specialize in replacement parts. Demand for replacement parts is generally not subject to significant fluctuations due to the required nature of their uses and the low average cost as compared to the total cost of a prime mover.

     Construction and Utility. The end-users in this product category generally include construction companies and utility contractors. Demand for these products is closely correlated to the overall demand for construction equipment, which is driven by several factors, including general economic conditions, interest rates, weather conditions and governmental spending. The construction industry has exhibited strong growth in recent years in response to a strong overall economy and a relatively favorable interest rate environment. This market is expected to benefit from the recently enacted Transportation Equity Act, which appropriates $216 billion over the next five years to finance the repair and new construction of roads, mass transit, bridges, bike paths and other infrastructure in the United States. The Transportation Equity Act increases national construction spending by approximately 44% from current levels over the next five years. The acquisition of Central Fabricators increased our presence in the U.S. excavator bucket market, which in 1999 totaled approximately 24,600 units, almost triple from 8,900 units sold in 1993.

     Grounds Maintenance. This product category includes attachments used to maintain the grounds surrounding industrial and office parks, large estates, resort complexes, universities, golf courses and individual homes. In general, the demand for these products is dependent upon a variety of conditions, including general economic conditions, consumer spending patterns, weather conditions as well as state and municipal government spending. In recent years, the overall demand for these products has increased due to the increasing number of second and larger homes, and the growth in disposable income, dual career households and the outsourcing of traditional domestic tasks.

     General Purpose Maintenance. The end-users in this product category are predominantly farmers and ranchers, who use these products for applications associated with general maintenance activities, including mowing, material handling and optimizing the productivity of their land. Unlike the demand for the speciality agricultural products, which is influenced by the conditions in the agricultural industry, the demand for attachments used for general purpose maintenance, such as rotary cutters, backhoes, front end loaders and post hole diggers, tends not to be directly influenced by this industry due to the type of applications for which these products are used. We believe that farmers and ranchers continue to purchase these types of products regardless of the conditions in the agricultural industry due to the importance of maintaining the productivity of their land.

     Roadside Maintenance. The end-users in this product category are predominantly federal, state and local government agencies in the United States. In general, demand for roadside maintenance attachments is strongly influenced by overall levels of governmental spending.

     Specialty Agricultural. The end-users in this product category are predominantly farmers and ranchers, who use these products principally in the planting, cultivating and harvesting of their crops. The demand for these products closely correlates to the demand for agricultural equipment in general, which is influenced by a number of factors, including total farm cash receipts, acreage under crop or livestock, crop yields, government programs, general economic conditions, interest rates, weather and technological trends in agriculture.

     When compared to prime mover original equipment manufacturers, we believe that the overall demand for our products is relatively stable and is not dependent to any significant degree on the business cycle of any single industry. We attribute this relative stability to: (1) the diversity and balance of the end-users and applications of our products; (2) the required maintenance and ground engaging nature of our product applications, which limits the end-user's ability to defer purchases and encourages ongoing replacement; (3) our large and geographically diverse customer base; (4) the relative low cost of our products as compared to the cost of a prime mover; and (5) our significant replacement parts business.

Background

     Woods is a successor to a business founded in 1947. Woods and WEC were organized in January 1993 for the purpose of acquiring substantially all of the assets and business of the Woods Division of Fiatallis North America, Inc. From 1993 to 1998, Woods has successfully completed and fully integrated seven strategic acquisitions:

     Du-AL Manufacturing. In September 1993, Woods acquired the assets and business of Du-Al Manufacturing Company for approximately $6.4 million and the assumption of certain liabilities. Du-Al was a manufacturer of tractor-mounted front end loaders. Through the acquisition of Du-Al, Woods expanded its product offerings and dealer network in the upper Midwest and achieved significant cost savings and efficiencies by consolidating Du-Al's sales force, customer service, marketing, employee benefits and certain manufacturing activities in Woods' headquarters.

     Gannon Manufacturing. In July 1994, Woods acquired Gannon Manufacturing Co. for approximately $12.8 million. Gannon was a manufacturer of scrapers, pin-on backhoe buckets, excavator buckets and multipurpose loader buckets. The acquisition of Gannon expanded Woods' product offerings by adding products used primarily in construction applications and strengthened its dealer network in the western and southwestern regions of the United States.

     Alloway Manufacturing. In November 1994, Woods acquired Alloway Manufacturing Co. for approximately $8.7 million. Alloway was a manufacturer of tractor-mounted flail shredders, cultivators, sugar beet defoliators and snow blowers. The acquisition of Alloway: (1) added flail cutting technology to complement Woods' rotary cutter technology; (2) further broadened Woods' product offerings by adding speciality agricultural products; and (3) expanded Woods' dealer network to include dealers focused on the speciality agricultural market.

     Gill Manufacturing. In July 1995, Woods acquired Gill Manufacturing Co., L.P. for approximately $3.0 million. Gill was a manufacturer of landscape blades, scrapers, pulverizers, turf renovators, construction backhoes and skid steer buckets for landscaping applications. The acquisition of Gill: (1) added turf products to Woods' product offerings; (2) strengthened Woods' dealer network in the southeastern region of the United States; and (3) added a manufacturing facility located in the eastern portion of the United States.

     Beetec. In June 1996, Woods acquired Beetec L.L.C. for approximately $600,000. Beetec was a manufacturer of sugar beet harvesters and folding sugar beet defoliators. The acquisition of Beetec expanded Woods' sugar beet product offerings.

     Baerts Metal Products. In April 1997, Woods acquired Baerts Metal Products, Inc. for approximately $3.0 million. Baerts was a manufacturer of heavy duty excavator buckets, hydraulic thumbs, grapples and compactors. The acquisition of Baerts further broadened Woods' product line and strengthened Woods' dealer network in the Pacific Northwest.

     Wain-Roy. In October 1997, Woods acquired Wain-Roy, Inc. for approximately $19.2 million. Wain-Roy manufactures a unique coupler system, grapples and jaw and ripper buckets designed for use on heavy construction equipment. The acquisition of Wain-Roy expanded Woods' product offerings by adding heavy duty jaw and ripper buckets, added complementary coupler technology and strengthened Woods' dealer network by adding a significant number of construction dealers.

Recent Acquisitions

     In July 1999, Woods acquired TISCO, Central Fabricators and the Alitec Attachments Division. A brief description of each of these businesses is set forth below:

TISCO

     TISCO is one of the largest independent distributors of agricultural equipment replacement parts in the United States. TISCO provides replacement parts to tractor and farm equipment end users through retail farm equipment dealers and OEM brands, including Allis Chalmers, Case, John Deere, Ford, International Harvester, Massey Ferguson, New Holland and all the brands associated with AGCO. TISCO has been operating since 1937 and has developed a strong reputation for integrity, high quality products and exceptional service. Many of TISCO's dealers have been customers for more than 40 years. TISCO focuses primarily on tractors, combines and other farm equipment that are ten years old or older because that is the primary usage period for replacement parts. TISCO is headquartered in St. Paul, Minnesota and operates five distribution centers across the U.S. During the twelve months ended January 1, 2000, TISCO had approximately $65.1 million in pro-forma net sales and was purchased for approximately $38.5 million in cash plus noncompete payments of an aggregate of $0.5 million to its former owners to be made on a quarterly basis over a two year period.

     TISCO maintains an inventory of approximately 24,000 stock keeping units and introduces approximately 1,000 new and replacement stock keeping units each year. Currently, most major tractor OEMs provide a five year warranty on their new tractors and combines. As a result, TISCO does not introduce replacement parts for models that are still under warranty. TISCO focuses on providing replacement parts for tractors with less than 100 horsepower. Tractor models over 10 years old tend not to be a core focus of the major tractor original equipment manufacturers and as a result these markets are highly fragmented.

     TISCO presently serves approximately 9,500 dealers in the United States, of which 40% are affiliated with one of the four major tractor original equipment manufacturers, Deere, Case, New Holland and AGCO, and 60% are independent dealers selling non-major brand tractors and/or attachments, replacement parts and doing farm machinery repair work.

     TISCO's practice is to ship orders the same day as received. TISCO supports its business with 54 territory managers who live in selected territories across the U.S. and service dealers in their geographic territories. TISCO also has a telemarketing support system and can accept dealer orders by fax and via the Internet. In addition, TISCO has a five-man technical assistance center that provides advice at no charge to the dealer customers.

     TISCO does not manufacture its products. Instead, its products are manufactured and supplied by numerous third party manufacturers predominantly in North America and Asia. During the last twelve months ending January 1, 2000, no one supplier produced more than 3% of all the stock keeping units sold by TISCO.

Central Fabricators

     Central Fabricators, headquartered in Schofield, Wisconsin and founded in 1967, is one of the leading manufacturers of pin-on excavator buckets for the U.S. construction industry. During the last twelve months ending January 1, 2000, Central Fabricators had approximately $22.9 million in pro-forma net sales and was purchased for approximately $28.4 million in cash, including the noncompete payments of $0.6 million.

     Central Fabricators sells predominantly excavator buckets with an average-retail cost of approximately $3,350. Approximately 54% of these buckets are sold to OEMs, with the remainder being sold to dealers. Sales are administered through telemarketing and all products are manufactured at three facilities located in Wisconsin. Like Woods, Central Fabricators has focused on reducing its order-to-delivery times, which are currently approximately 12 days. We believe that its low order-to-delivery time is a competitive advantage.

Alitec Attachments Division

     The Alitec Attachments Division, headquartered in Brownsburg, Indiana, is a manufacturer of patented hydraulic powered attachments for the rapidly growing U.S. skid steer market. During the last twelve months ended January 1, 2000, the Alitec Attachments Division had approximately $9.8 million in pro-forma net sales and was purchased for approximately $10.9 million in cash. Approximately 69,000 skid steers were sold in the United States in 1999, up 10.4% per annum since 1993. The acquisition of the Alitec Attachments Division provided us with a substantially larger range of skid steer attachments. Alitec's skid steer attachments include cold planers, vibratory rollers, augers, stump grinders, rock wheels and tillers. Substantially all of Alitec's attachments center around complex hydraulic products that are used in ground engaging applications. Due to the complexity of these products and the various patents protecting their design, we believe that there are few competitors to Alitec's products.

Products and Applications

     We sell our products under a variety of well-recognized brand names. The following table lists our brands used in each of the end-user categories we serve.

Description of End-Use                     Brand Names                          Representative End Users
----------------------                     -----------                          ------------------------
Replacement Parts              TISCO(R), Tru-Part(R),                   All of the other end-users listed in
                               TRU-POWER(R), CALCO(R), WoodsCare(R),    this table.
                               all of the other brands listed in
                               this table

Construction and Utility       Woods(R), Gannon(R), Wain-Roy(R),        General and construction contractors,
                               GannonBMP, Central Fabricators(R)        utility companies, government
                                                                        contractors and industrial
                                                                        manufacturing companies.

Grounds Maintenance            Woods(R), Gill(R), Alloway(R)            Homeowners, landscape and mowing
                                                                        contractors, building and snow removal
                                                                        contractors, sod farms, cemeteries and
                                                                        golf courses.

General Purpose Maintenance    Woods(R), Alloway(R)                     Farmers and ranchers for general
                                                                        ground maintenance purposes.

Roadside Maintenance           Woods(R)                                 State and local governments, landscape
                                                                        and mowing contractors and building
                                                                        and snow removal contractors.

Specialty Agricultural         Woods(R), Alloway(R)                     Farmers and ranchers.

     Woods organizes its operations according to its product lines, enabling it to focus a team of engineering, manufacturing, marketing and sales personnel on each component of its business. The product lines primarily consist of different types of attachments for prime movers manufactured by various original equipment manufacturers. These product lines can generally be grouped into the following general categories: replacement parts, buckets, finish mowers, flail mowers and rotary cutters, backhoes, front end loaders, agricultural equipment, couplers, parts and other products.

     The following table sets forth the percentage of sales derived from the sale of certain product lines in fiscal 1999 by Woods on an actual basis and on a pro forma basis giving effect to the acquisitions of TISCO, Central Fabricators and the Alitec Attachments Division as if they had been completed at the beginning of the period:

                      Percentage of Sales by Product Line

                                                           Fiscal Year 1999
                                                           ----------------
                                                                       Pro
Product Line                                                 Actual   Forma
------------                                                 -------  ------

Replacement Parts..........................................    23.5%   34.4%

Construction Equipment.....................................    21.2%   23.8%

Finish Mowers..............................................    19.2%   14.5%

Rotary Cutters and Flail Mowers............................     6.5%    4.9%

Backhoes...................................................    10.2%    7.8%

Front End Loaders..........................................    10.0%    7.6%

Agricultural Equipment.....................................     3.3%    2.5%

Other......................................................     6.1%    4.5%
                                                              ------  ------
   Total...................................................   100.0%  100.0%
                                                              ======  ======


     Set forth below is a brief description of each of Woods' principal product lines:

Replacement Parts

     Historically, Woods replacement parts complemented its attachments business and have represented a source of consistent revenues and profits. For 1999, approximately 35% of Woods' replacement part sales were for its own products, including parts manufactured by Woods and parts manufactured to Woods' specifications by other manufacturers of replacement parts. Replacement parts and accessories are typically more profitable than sales of new equipment.

     As a result of the acquisition of TISCO, we are a distributor of over 24,000 different replacement parts for tractors, usually over 10 years old. TISCO products are focused on high-wear components and TISCO provides a full range of replacement parts for brand name tractors such as Allis Chalmers, John Deere, Ford, Massey Ferguson, New Holland and White.

Buckets

     Woods' bucket line includes material handling units for tractor loader backhoes, excavators and skid steers. This product line also includes attachments with related designs, such as jaws, rippers, industrial scrapers and certain multi-purpose attachments. The Gannon(R) line of attachments is focused on the smaller construction applications. The GannonBMP line and the Central Fabricators line are focused on hydraulic excavators and includes heavy-duty excavator buckets, bucket clamps and excavator mounted compaction equipment.

Finish Mowers

     Finish mowers are used when a high-quality cut is desired. Our finish mower product line includes rearmount and undermount mowers as well as Turf-Batwings(R) and the Mow'n Machine line of riding mowers.

     . Rearmount mowers feature a hitch that allows the mower to be easily attached to and detached from the rear of a tractor. We offer both belt and gear drive versions of rearmount mowers, which feature heavy-duty gearboxes and industrial grade blade spindles.

     . Undermount mowers are mounted beneath the tractor, between the front and rear wheels. In general, undermount mowers provide a better quality cut than rearmount mowers because the cutting occurs before the large rear wheels of the tractor have traveled over the grass. We offer over 200 different mountings which allow its undermount mowers to be used on most new and used compact tractors. We believe we are one of the only manufacturers to offer a broad line of replacement undermount mowers that can be attached to tractors that are out of production.

     . Turf-Batwing(R) is a line of gang mowers, which consist of three rearmount mowers connected with a flexible frame, which will cut a swath ranging from twelve to seventeen feet. The flexible frame of the Turf-Batwing(R) mowers assures uniform mowing on both rolling and level terrain. The Turf-Batwing(R) gang mowers are designed to mow large areas requiring a high-quality cut.

     . Mow'n Machine riding mowers are a line of premium, self-propelled, zero-turn radius riding mowers sold under the tradename Mow'n Machine. These highly maneuverable, rear-engine riding mowers provide a manicured cut and, unlike our attachment products, are self-propelled units with a gasoline or diesel engine. We currently offer nine models of the Mow'n Machine, all of which are manufactured under contract for us by an unrelated third party. We also sell a line of accessories for the Mow'n Machine, including mulching decks, sweepers, snow blowers and snowplows, all of which are manufactured for us by unrelated third parties.


Rotary Cutters and Flail Mowers

     Rotary Cutters. Rotary cutters are typically used in high-volume applications where the finish of the cut is relatively unimportant. Rotary cutters use fixed or free-swinging blades that are attached to a horizontal, rotating blade carrier. Rotary cutters are more popular than other types of tractor-mounted cutters, and are generally less expensive to maintain than flail mowers. Cutting widths range from four to twenty feet on mechanical rotary cutters and from five to fifteen feet on hydraulic cutters. We manufacture four principal types of rotary cutters: Batwing(R), single spindle, multi-spindle and ditchbank rotary cutters.

     . Batwing(R) mowers are large rotary cutters featuring a central cutting section and two hinged wing sections with overall cutting widths of ten to twenty feet. The hinged wing sections on the Batwing(R) cutters enable the housing to flex, assuring uniform mowing on both rolling and level terrain and enabling the end-user to transport the cutter more easily on highways. During use, the Batwing(R) utilizes constant velocity drivelines and gearboxes to maintain a constant horsepower rating for uniform clearing of brush up to 3 1/2 inches in diameter.

     . Single spindle rotary cutters have one pair of blades, feature heavy-duty gear drives, and can clear light vegetation.

     . Multi-spindle cutters have two or three pairs of blades and are generally designed for large area mowing and clearing, such as industrial parks, airports, agricultural fields, pastures and orchards.

     . Ditchbank rotary cutters are designed to maintain roadside ditches, drainage ditches, catfish farms and difficult to access road shoulders. These cutters can be angled off the side of a prime mover from 90 degrees straight up an embankment to 90 degrees straight down a ditch. Ditchbank cutters feature belt, mechanical or hydraulic drives and can be attached to the three point hitch of a tractor.


     Flail Mowers. Most flail mowers are purchased for use in high-volume, intensive-use mowing applications. Flail mowers have a rotor shaft parallel to the ground which has multiple sets of blades attached in a free swinging manner. As the rotor shaft turns, the cutting blades rotate perpendicular to the cutting surface delivering a consistent fine cut. The design of a flail mower generally makes it more expensive to purchase and maintain than a rotary mower. End-users of flail mowers prefer them because they deliver a finer cut, distribute cuttings more evenly and have superior mulching action. In addition, the perpendicular cutting motion of the flail mower deflects debris in a mulching action making it generally safer than other types of mowers and thus more popular for use in urban and congested areas. Mechanical flail mowers are sold with cutting widths of between three and eight feet and hydraulic flail mowers are sold with cutting widths of between four and twenty-one feet.

Backhoes

     Our line of hydraulic backhoes are used in numerous applications, including light construction and general grounds maintenance. Our backhoes can be attached to approximately 250 of the models of tractors manufactured since 1990. Several of our backhoes can also be attached to skid steers.

Front End Loaders

     We offer a line of twelve different models of tractor-mounted front end loaders designed for tractors ranging from 11 to 200 horsepower. Loaders are used in a wide range of applications, including farmstead maintenance, landscaping, snow removal, care of livestock and other general grounds maintenance. We offer approximately 325 mounting systems which enables its loaders to be attached to a majority of the tractors manufactured since 1990, including models produced by all major original equipment manufacturers. We also manufacture mountings systems for numerous tractor models that are out-of-production, while original equipment manufacturers generally do not offer mounting systems for out-of-production tractors.

Agricultural Equipment

     We design, manufacture and sell a broad line of tractor-mounted equipment to serve the needs of the sugar beet industry, including a precise, narrow-row cultivator, two types of sugar beet defoliators (rigid and folding), which remove the vegetation from the beet prior to harvest, and a sugar beet harvester.

Couplers

     This product line includes backhoe couplers, excavator couplers, swingers and hydraulic clamps, or "thumbs." These attachments, which are sold under the Gannon(R), GannonBMP and Wain-Roy(R) brand names, are useful for a variety of applications, including forestry and debris clearing. With the acquisition of Wain-Roy in October 1997, we expanded this product line to include an innovative coupler system that utilizes a "quick change" tool hitch. Recent refinements of this coupler system allow the changing of buckets, jaws, grapples and other attachments without requiring the operator to leave the cab of the prime mover.

Other Products

     In addition to the product lines mentioned above, we also produce industrial grading scrapers, landscape rakes, tillers and other tillage attachments, snowblowers, post hole diggers, box blades and other attachment products.


Customers

     We market and distribute our products to end-users through one of the attachments industry's largest dealer networks in the United States. We believe that our national dealer network provides an efficient platform through which we can expand the distribution of products from acquired regional attachment manufacturers. Additionally, we believe that our dealer network provides a significant competitive advantage by allowing us to support a large direct factory sales force, effective marketing programs and a highly trained staff of dealer service representatives. Management is committed to strengthening its relationships with dealers through continued sales and aftermarket support and by offering a broader product line resulting from new product introductions and strategic acquisitions.

     Unlike many of our smaller competitors, we are not dependent upon any one geographic area. Management expects that our sales base will become even more geographically diverse as we continue to diversify our product offering through new product introductions and additional strategic acquisitions. Currently, we sell our products into eight major geographic regions in the United States.

      The following table identifies each of these geographic regions as well as the percentage of net sales in 1999 to each region by Woods on an actual basis and on a pro forma basis giving effect to the acquisitions of TISCO and Central Fabricators as if they were completed at the beginning of the period:

                     Percent of Sales by Geographic Region
                                                            Fiscal Year 1999
                                                            ----------------
                                                               Pro
Region                                                        Actual   Forma
------                                                       -------  ------

Northeast..................................................    16.0%   14.2%

Southeast..................................................    13.2%   12.6%

South Central..............................................    14.6%   14.4%

Lakes......................................................    13.7%   13.4%

Upper Mid West.............................................     8.1%    9.0%

Central Mid West...........................................    13.1%   13.7%

Southern Mid West..........................................    10.5%   11.5%

West.......................................................    10.8%   11.2%
                                                              -----   -----

   Total...................................................   100.0%  100.0%
                                                              =====   =====

     Attachments are sold primarily by construction, commercial, agricultural and outdoor power equipment dealers that sell prime movers and other equipment produced by the major original equipment manufacturers. Our distribution network includes dealers that have affiliations with all of the principal original equipment manufacturers of prime movers, such as New Holland, Deere, Case, AGCO, which manufactures and distributes the Massey Ferguson brand of prime mover, Ingersoll, which manufactures and distributes the Bobcat brand of skid steer, Caterpillar and Kubota. We also sell our products through a substantial number of independent dealers that are not affiliated with the major original equipment manufacturers of prime movers. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers. In most cases, dealers also offer products manufactured by our competitors.

     We support our dealers' efforts with national, regional and local advertising and participation in approximately a dozen major trade shows and exhibits annually in the United States. We advertise in trade journals and provide our dealers with sales support literature and other point-of-purchase material, in addition to running various merchandising and sales promotion programs. Dealers often jointly participate in regional and local advertising and sales promotion programs that we organize.

     As a result of the acquisition of Central Fabricators, we also sell our products directly to original equipment manufacturers. During 1999, original equipment manufacturers accounted for approximately 34.5% of Central Fabricators' net sales.

     There has been significant consolidation among attachment dealers over the last several decades. Management believes that the consolidation among dealers is a favorable trend for Woods as it looks to focus its sales efforts on the largest dealers. Larger dealers prefer a relationship with national attachment manufacturers that offer the benefits of brand identity, volume discounts, geographic coverage, warranty services and rapid delivery. We are well positioned to capitalize on this trend with our superior service, high order fill rates, quick delivery and brand strength, in conjunction with our ability to offer a broad range of products.

     Our sales are not dependent on any customer, specific dealer or group of dealers. Woods' top 20 customers accounted for 12.9% of its net sales for 1999 with no single dealer accounting for more than 2.7% of net sales.

     We sell our attachments to original equipment manufacturers based on a net price and to dealers based on a list price. Dealers may qualify for various levels of trade discounts to the list price depending upon the dollar volume of their purchases and the timing of their payment. In order to moderate the seasonality of our sales, we offer pre-season sales programs to dealers which provide for discounts on attachments purchased during off-season periods. We also offer cash discounts as part of these programs to encourage dealers to accelerate payment for its attachments. We do not provide our dealers with floor financing or return privileges.

Competition

     The attachment and replacement parts industries are highly competitive. Our products are sold in markets where the principal competitive factors are price, quality, service, brand name and product availability. We compete with the major original equipment manufacturers of prime movers as well as with several hundred companies producing one or more models of attachments. Some of these competitors are significantly larger than us and have substantially greater financial and other resources at their disposal. As an independent attachments manufacturer, we believe that we are able to distribute our products through a larger network of dealers than if we were a prime mover OEM, which are generally restricted from distributing their products through other OEM-affiliated dealers. Our principal competitors in the attachments market are Alamo Group Inc., Bush Hog, which is a division of Allied Products Corporation, Land Pride, which is a division of Great Plains Manufacturing Company, and John Deere. Within the replacement parts markets, TISCO is one of the largest independent distributors in the United States. Other independent competitors include Heschel-Adams, a brand of Alamo Group Inc., SMA, Riverside, Shoup and Hy-Capacity.

     We believe that our ability to compete successfully in our markets is a result of containing our manufacturing costs, reducing shipping times to our dealers, offering high quality products, focusing purely on the attachment and replacement parts markets and designing and developing innovative products.

Product Development and Engineering

     Management believes that its ability to provide innovative responses to customer needs, to continue developing and manufacturing new products and to enhance its existing product lines is critical to our success. Consequently, our sales and design teams work closely with dealers and customers to identify customer needs and product opportunities. Once a new product opportunity is identified, our sales, marketing, engineering and manufacturing departments work together during the design, engineering and development process to ensure that new products meet both customer needs and our own internal rate of return thresholds.

     Woods develops all of its products to be compatible with the latest tractor designs and uses a sophisticated 3-D solid modeling CAD-CAM engineering and design system, extensive field testing and the evaluation of competitors' products to validate new products.

     Over the last three years, Woods expended approximately $10 million on engineering, research and new product development. Woods currently has 51 engineers in its facilities working on product design, prototype development, product testing and new product research. Since 1993, Woods introduced over 90 new products, including a new line of Batwing(R) cutters, a skid steer attachment product line, a line of rear discharge mowers and the Groundbreaker(R) line of backhoes.

Total Cost Productivity Program

     In 1995, management began Woods' Total Cost Productivity program, implementing continuous flow manufacturing and total quality management techniques at certain of Woods' manufacturing facilities. In connection with this program, Woods has focused on reducing its order-to-delivery schedule, as well as improving quality, reducing production costs and inventory levels, improving environmental, health and safety and enhancing plant profitability and flexibility through a more efficient plant layout. Woods has significantly improved its manufacturing efficiency by focusing on its core competencies within each facility, which include fabricating, welding, assembling and painting, and changing its manufacturing techniques.

     As a result of continuous flow manufacturing and total quality management implementation to date, Woods has successfully decreased its overall working capital requirements by increasing inventory turnover from 2.6 times per year in 1993 to 5.1 times per year in 1999 at the core Woods facilities and reducing order-to-delivery times from 35 days to 16 days over the same period. Management believes that the programs used to achieve the results at its Woods' facilities can be successfully employed at the acquired companies where Woods' continuous flow manufacturing and total quality management techniques have yet to be initiated.

Warranty

     Woods generally provides dealers with limited one-year warranties. Dealers typically provide warranty service for end-users pursuant to their own express warranties and warranties implied by state law. The dealers are compensated by us for warranty service provided to end-users based upon the nature of the dealers' warranty claims against us. Woods' warranty expenses have averaged approximately 0.9% of invoiced sales for 1996 to 1999.


Patents and Trademarks

     Woods owns numerous U.S. and foreign patents and have several applications for patents pending. While we consider our patents to be advantageous to our business, we do not believe our business is dependent on any single patent or group of patents. Management believes that our trademarks are well known in our markets, are valuable and are increasing in value with the development of the business, but that the business is not dependent on such trademarks. Woods owns United States federal registrations for several marks, including Wood(R), Alloway(R), WoodsCare(R), Gill(R), Gannon(R) and Wain-Roy(R). TISCO and Central Fabricators' products are sold under numerous trademarks, including Central Fabricators(R), Tru-Part(R), TRU-POWER(R), TISCO(R) and CALCO(R).

Suppliers

     The principal raw materials that we use include steel, other metals and hydraulic tubing. While we manufacture many of the parts for our products, some parts, including most drive lines, blades, hydraulic pumps and motors, are purchased from outside suppliers who manufacture parts to our specifications.

     We purchase all of our self-propelled riding mowers, marketed under the brand name Mow'n Machine, from Ariens Corporation, a private company located in Brillion, Wisconsin. We own the designs, tooling and drawings for the current front mount Mow'n Machine products. We are currently redesigning our front-mount product and are in the process of finalizing a new agreement with Ariens.

     TISCO does not manufacture its products. Instead, its products are manufactured and supplied by numerous third party manufacturers predominantly in North America and Asia.

Employees

     As of January 1, 2000, Woods employed 1,428 full-time employees, of whom 51 were employed in engineering and research and development, 1,038 in manufacturing and 339 marketing, sales, customer service distribution and administration. Approximately 40 of Woods' employees are subject to collective bargaining agreements. These 40 employees are part of the United AutoWorkers and the International Association of Machinists collective bargaining units. These relationships were in existence at the Tisco St. Paul, Minnesota and Nashville, Tennessee locations prior to the acquisition. Woods considers its relationship with its employees to be good.


Item 2.        Properties.

     Our corporate headquarters are located in Rockford, Illinois. Information regarding our manufacturing and distribution facilities as of March 25, 2000 is set forth below:


Plant Location                    Company        Products Manufactured        Owned/      Square
--------------                    -------        ---------------------        ------      ------
                                                                              Leased      Feet
                                                                              ------      ----
Manufacturing Facilities:

La Mirada, CA...................  Woods          Buckets                      Owned        80,000

Oregon, IL......................  Woods          Backhoes, Rear-mount         Owned       420,000
                                                 Mowers and Batwing
                                                 cutters

Gardner, MA.....................  Woods          Couplers and Buckets         Leased       68,000

Hubbardston, MA(1)..............  Woods          Couplers and Buckets         Owned        34,400

Charlotte, NC.................... Woods           Blades, Buckets and            Leased      65,000
                                                  Landscape Equipment

Fargo, ND(2)..................... Woods           Flail Shredders, Row Crop      Owned(3)   130,000
                                                  Cultivators, Beet Harvesters
                                                  and Defoliators and Snow
                                                  Blowers

Sioux Falls, SD.................. Woods           Loaders                        Owned      108,000

Schofield, WI (3 locations)...... Central         Buckets                        Leased      70,000
                                  Fabricators

Brownsburg, IN................... Alitec          Skid Steer Attachments         Leased      65,000

Distribution Warehouses:

West St. Paul, MN................ TISCO           NA                             Leased      47,270

West St. Paul, MN................ TISCO           NA                             Owned       14,800

Sacramento, CA................... TISCO           NA                             Leased      43,200

Nashville, TN.................... TISCO           NA                             Leased      41,760

Dallas, TX....................... TISCO           NA                             Leased      32,500

Richmond, VA..................... TISCO           NA                             Leased      25,600

     (1) This facility is currently in the process of being sold. Operations from this facility were moved to Gardner, MA in October, 1999.
     (2) Capital expenditures at the Fargo, North Dakota facility are financed with earnings from the joint venture and are therefore excluded from the calculation of annual maintenance capital expenditures for Woods.
     (3) The Fargo, North Dakota facility is owned by Alloway Industries, L.L.C., which is jointly owned on an equal basis by Woods and John Deere.

     All of our properties are pledged as collateral to secure our borrowings under the senior credit facility. We believe that substantially all of our properties and equipment all in good condition and that we have sufficient capacity to meet our current manufacturing needs. Utilization of our facilities varies depending on demand for the products produced at such facility. Overall, we estimate that our facilities, in aggregate, are operating at approximately 80% capacity.


Item 3.        Legal Proceedings.

     From time-to-time, we are subject to product liability claims that arise in the ordinary course of business, and we maintain insurance believed to be adequate to cover these claims.

     We are subject to numerous environmental laws and regulations concerning air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. It is our policy to comply with all applicable environmental, health and safety laws and regulations, and we believe we currently are in material compliance with all such applicable laws and regulations.

     Management is not aware of any material environmental issues at any of its facilities. We have commissioned environmental studies of each of the Woods' facilities within the past five years. As part of the Wain-Roy acquisition in 1997, additional tests were performed at Wain-Roy's Hubbardston, Massachusetts facility. Woods is currently in consultation with the Massachusetts Department of Environmental Protection to determine an appropriate remediation plan for trichloroethylene found on the property. We expect minimal remediation, if any, to be required.

     We are subject to various federal, state, and local laws affecting our business, as well as a variety of regulations relating to such matters as working conditions, equal employment opportunities and product safety. A variety of state laws regulate our relationship with our dealers, some of which impose substantive standards on such relationships, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. We believe we are currently in material compliance with all such applicable laws and regulations.


Item 4.        Submission of Matters to a Vote of Security-Holders.

     No matters were submitted to a vote of Woods' security-holders in the fourth quarter of 1999.

                                    PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters.

     Market Information. There is no established public trading market for the Woods' common stock.

     Holders. As of the close of business on March 7, 2000, there were approximately 34 holders of record of the Woods' common stock.

     Dividends. Since its inception in 1993, Woods has not declared or paid any cash or other dividends on its common stock and does not expect to pay dividends for the foreseeable future. Woods anticipates that all of its earnings in the foreseeable future will be used to support its growth strategy and reduce indebtedness. As a holding company, the ability of Woods to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary, WEC. The payment of dividends by WEC to Woods is prohibited by WEC's senior credit facility, subject to certain limited exceptions, and restricted by the indenture under which WEC's 12.0% senior notes were issued. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, Woods' results of operations, financial condition, capital requirements and contractual restrictions.

     Recent Sales of Unregistered Securities. No equity securities of Woods that were not registered under the Securities Act have been issued or sold by Woods within the period covered by this report, except as follows:

     On July 28, 1999, Woods issued and sold 51,927 units representing $51,927,000 aggregate principal amount at maturity of its 15.0 % senior discount debentures due 2011 and 45,410.85 shares of common stock. Woods initially sold the above-described securities to Credit Suisse First Boston ("CSFB"), who subsequently resold the securities to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Woods received gross proceeds of $25.0 million from the sale of the units. In addition, Woods issued and sold to its controlling stockholder 408,033.73 shares of common stock and 18,430.66 shares of redeemable preferred stock (the "Additional Shares") on July 28, 1999. Woods received gross proceeds of $25.0 million from this sale. The issuance and sale of the units by Woods to CSFB and the sale of the Additional Shares were deemed exempt from registration under the Securities Act by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 6.        Selected Financial Data.

     The following table presents selected historical consolidated statements of operations, balance sheet, and other data for Woods for the periods presented. The data as of and for each of the five fiscal years ended January 1, 2000 have been derived from the audited consolidated financial statements of Woods and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included elsewhere.


                                                                  Fiscal Year Ended,
                                        ------------------------------------------------------------------
                                        December 30,   December 28,  December 27,   January 2,  January 1,
                                           1995           1996          1997(1)       1999        2000(2)
                                        ------------   ------------  ------------   ----------  ----------
                                                                     (in thousands)
Statements of Operations
Data:
Net sales............................... $122,795       $129,427       $137,924     $154,734     $188,979
Costs of goods sold.....................   89,277         97,025        104,983      113,205      138,371
                                         --------       --------       --------     --------     --------
Gross profit............................   33,518         32,402         32,941       41,529       50,608
Selling, general and administrative
  expenses..............................   23,396         20,453         24,521       29,137       39,668
Noncash stock option compensation
  charge................................        -              -              -        4,310            -
Special charges (3).....................        -              -              -          562        2,211
                                         --------       --------       --------     --------     --------
Income from operations..................   10,122         11,949          8,420        7,520        8,729
Interest and other expense, net.........    8,184          7,326          7,831       10,261       15,589
                                         --------       --------       --------     --------     --------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary loss....................    1,938          4,623            589       (2,741)      (6,860)
Provision (benefit) for income taxes....      941          1,971            494         (438)           -
                                         --------       --------       --------     --------     --------
Income (loss) before extraordinary
  loss..................................      997          2,652             95       (2,303)      (6,860)
Extraordinary loss(4)...................        -              -           (290)        (795)      (3,346)
                                         --------       --------       --------     --------     --------
Net income (loss)....................... $    997       $  2,652       $   (195)    $ (3,098)    $(10,206)
                                         ========       ========       ========     ========     ========
Other Data:
Depreciation and amortization........... $  2,981       $  3,409       $  4,412     $  6,196     $  8,459
Capital expenditures....................    3,302          4,662          4,678        3,212        8,123
EBITDA (5)..............................   13,103         15,358         12,832       18,026       17,188
Net cash provided by (used in):
     Operating activities...............      524         11,226          7,000        3,762       11,021
     Investing activities...............   (5,242)        (1,872)       (25,520)      (3,182)     (85,577)
     Financing activities...............    4,340         (9,297)        21,159       (1,944)      73,204

Balance Sheet Data (at end of
 period):
Working capital.............................  $ 36,325       $ 29,838       $ 35,604     $ 39,679     $ 51,191
Total assets................................    88,742         81,628        105,440      108,665      198,909
Total debt..................................    66,999         58,623         82,367      119,161      176,770
Redeemable preferred stock and
 accrued dividends..........................     6,000          6,182          6,658       30,110       51,141
Stockholders' equity (deficit)..............       990          3,379          2,856      (54,224)     (60,350)

---------------------------------
(1)  Woods acquired Baerts in April 1997 and Wain-Roy in October 1997.

(2) Woods acquired TISCO, Central Fabricators and Alitec Attachments Division in July, 1999.

(3) In 1999, Woods incurred expenses of $1,200 associated with its closing and relocation of the Sequin, Texas facility to consolidate operations with its LaMirada, California and Charlotte, North Carolina facilities. In addition, in 1999 and 1998 Woods incurred expenses of $1,011 and $562, respectively, in connection with a failed acquisition.

(4) Extraordinary loss, net of income tax benefit, represents the write-off of unamortized deferred financing costs on the early extinguishment of debt.

(5) EBITDA is defined as operating income plus depreciation, amortization and the noncash stock option compensation charge and is presented because it is generally accepted as providing useful information regarding a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Our Business. Woods is a leading manufacturer of attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications. During July 1999, Woods acquired TISCO, Central Fabricators and the Alitec Attachments Division. As a result of these acquisitions, Woods enhanced its position as one of the largest independent attachments manufacturers in the United States as well as gained a new platform in the replacement parts business for tractors.

     Outlook. While we believe our revenue base is reasonably diversified by industry, geographic region, application and end-user, any weakness in one or more of our end markets can impact our revenue and profitability. In recent months, our revenue growth has been impacted by softness in certain segments of the construction market, particularly with equipment rental companies who are adjusting inventory levels following a period of consolidation in that sector. In addition, the agricultural market continued to be soft due to a depressed agricultural commodities market caused by a weak farm export market, strong harvests and poor regional weather conditions.

     Working Capital Requirements. Our accounts receivables significantly increases throughout the first quarter of each year to allow dealers to accumulate inventory for sale during the warmer months of the year. These dealer inventories are non-returnable to Woods and invoiced upon shipment. Our average borrowings under our revolving credit facility for the year ended January 1, 2000 was approximately $8.7 million.

     Purchase Accounting Effects. Our recent acquisitions were accounted for using the purchase method of accounting. As a result, these acquisitions have and will continue to affect our results of operations in certain significant respects. The aggregate acquisition costs (including the assumption of liabilities and estimated transaction expenses) of approximately $77.8 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of acquisition. The allocation of the purchase price of the assets acquired in the acquisitions has resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the acquisitions and the recapitalization, our interest expense has increased significantly in the periods following the acquisitions.

Results of Operations

     The following table sets forth each category of statement of operations data as a percentage of net sales:

                                                                        Fiscal Year Ended
                                                                 --------------------------------------
                                                                  December 27,   January 2,   January 1,
                                                                    1997           1999         2000
                                                                 ------------   ----------   ----------
Statement of Operations Data:
Net sales.........................................................  100.0%         100.0%       100.0%
Costs of goods sold...............................................   76.1           73.2         73.2
                                                                   ------         ------       ------
Gross profit......................................................   23.9           26.8         26.8
Selling, general and administrative expenses......................   17.8           18.8         21.0
Noncash stock option compensation charge..........................      -            2.8            -
Special charges...................................................      -            0.4          1.1
                                                                   ------         ------       ------
Income from operations............................................    6.1            4.8          4.7
Interest and other expense, net...................................    5.7            6.6          8.2
Income (loss) before provision (benefit) for income taxes          ------         ------       ------
 and extraordinary loss...........................................    0.4           (1.8)        (3.5)
Provision (benefit) for income taxes..............................    0.4           (0.3)          --
                                                                   ------         ------       ------
Income (loss) before extraordinary loss...........................    0.0           (1.5)        (3.5)
Extraordinary loss................................................   (0.2)          (0.5)         1.9
                                                                   ------         ------       ------
Net (loss)........................................................   (0.2)%         (2.0)%       (5.4)%
                                                                   ======         ======       ======


     Year Ended January 1, 2000 Compared to Year Ended January 2, 1999

     Net sales were $189.0 million for the year ended January 1, 2000, an increase of $34.3 million, or 22.2%, from $154.7 million in the prior year. The increase in net sales was attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), and Alitec Attachments Division (acquired July 30, 1999). The Woods' core business, which Woods defines as those product lines that Woods has owned for more than two years, was flat with the same period in the prior year.

Segement                       1999            1998          % Change
--------                     --------        --------        ---------

Grounds Maintenance          $142,758        $114,567            24.6%

Construction                   40,115          36,137            11.0%

Other                           6,106           4,030            51.5%
                             --------        --------

Total Net Sales              $188,979        $154,734            22.1%
                             ========        ========

     The 24.6% increase in the grounds maintenance segment was due to acquisition of TISCO. Woods' core business in this segment increased approximately $4.4 million or 3.8%. The 11.0% increase in the construction segment was due to acquisition of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment was down approximately $6.0 million or 20.0% due to the decline in demand stemming from the equipment rental market, as fleet liquidations negatively affected the purchases of new equipment. The 51.5% increase in Woods' "other" category was due to the stabilizing of the sugar beet industry.

     Gross profit was $50.6 million, or 26.8%, for the year ended January 1, 2000, an increase of $9.1 million, or 21.9% from $41.5 million, or 26.8%, in the prior year. The entire increase in gross profit is attributable to the increase in revenues. Overall, the gross margin percentage has remained consistent with the lower margin turf products and pin-on backhoe buckets offsetting the sales of higher margin dedicated buckets and couplers.

     Selling, general and administrative expenses were $41.9 million, or 22.1% of net sales, for the year ended January 1, 2000, an increase of $7.9 million, or 23.2%, from $34.0 million, or 22.0% of net sales, in the prior year. As a percentage of sales, these expenses remained consistent with the prior year. The $7.9 million increase was due to the selling, general and administrative costs of the acquisitions, one-time expenses associated with the closing of the Sequin, TX facility ($1.2 million) and the incremental charges of $0.5 million associated with the failed acquisition of the Alamo Group. The charges associated with the closing of Sequin and the failed acquisition are further disclosed in the Statement of Operations and footnote 16 of the financial statements.

     Income from operations was $8.7 million for the year ended January 1, 2000, an increase of $1.2 million, or 16.0%, from $7.5 million in the prior year. The increase in profitability is primarily due to the acquisition of TISCO, Central Fabricators and Alitec Attachments Division.

     Interest expense was $15.6 million for the year ended January 1, 2000, an increase of $5.3 million, or 51.5%, from $10.3 million in the prior year. The increase is due to additional debt incurred to fund the acquisitions of TISCO, Central Fabricators and Alitec Attachments Division.

     On July 28, 1999, Woods fully extinguished certain debt totaling approximately $109.5 million, and refinanced such debt in connection with the debt offerings. As a result of the early retirement, Woods accelerated amortization of unamortized deferred finance costs totaling approximately $3.3 million, which has been presented as an extraordinary item in the condensed consolidated statement of operations for the year ended January 1, 2000.

     Year Ended January 2, 1999 Compared to Year Ended December 27, 1997

     Net sales were $154.7 million for the year ended January 2, 1999, an increase of $16.8 million, or 12.2%, from $137.9 million in the prior year. The increase was primarily due to the continued strength of the end-user markets for our grounds maintenance, general purpose maintenance, roadside maintenance and construction products and the impact of the acquisition of Wain-Roy, which was completed in October 1997. Sales of the Wain-Roy(R) product line accounted for approximately $12.2 million, or 72.6%, of the increase in net sales. Woods' sales growth occurred despite negative market conditions for product lines dependant upon the sugar beet market, which include harvesters, defoliators and cultivators, during the period and temporary declines in construction spending in the Pacific Northwest due to adverse weather conditions.

     Gross profit was $41.5 million for the year ended January 2, 1999, an increase of $8.6 million, or 26.1%, from $32.9 million in the prior year. Approximately $5.9 million, or 68.6%, of this increase was directly attributable to the increase in net sales during the period and the remaining $2.7 million increase was the result of variable cost reductions in Woods' manufacturing plants. Investments in new equipment and tooling, totaling $3.2 million during 1998, enabled Woods to realize productivity gains that have reduced its variable costs per unit by approximately 5.3% during the year ended January 2, 1999. Such reductions were accomplished despite an approximately 0.7% increase in raw material prices and an approximately 1.9% overall increase in labor and material prices.

     Selling, general and administrative expenses were $34.0 million for the year ended January 2, 1999, an increase of $9.5 million, or 38.8%, from $24.5 million in the prior year. As a percent of net sales, these expenses increased to 22.0% during the year ended January 2, 1999 from 17.8% for the prior year. Approximately $4.3 million, or 45%, of this increase is the result of a noncash stock option compensation charge incurred in connection with the recapitalization, approximately $2.0 million, or 21.0%, resulted from an increase in amortization expense and administrative costs associated with the acquisition of Wain-Roy and approximately $0.6 million, or 6.3%, of this increase is the result of costs incurred by Woods in connection with its failed acquisition of Alamo. The remaining balance of the increase was due to an increase in net sales and increased marketing expenses associated with the integration of the Wain-Roy(R) product line into Woods' construction business unit. On a pro forma basis without the compensation charge, the one-time charges associated with the acquisition of Wain-Roy and the Alamo acquisition expenses, selling, general and administrative expenses would have been $27.1 million for the year ended January 2, 1999, or 17.5% of net sales, an increase of $2.6 million, or 10.6%.

     Income from operations was $7.5 million for the year ended January 2, 1999, a decrease of $0.9 million, or 10.7%, from $8.4 million in the prior year. The decrease in profitability is primarily due to the noncash stock option compensation charge incurred in connection with the recapitalization.

     Interest expense was $10.3 million for the year ended January 2, 1999, an increase of $2.5 million, or 32.0%, from $7.8 million in the prior year. The increase is the result of fees and expenses and additional interest costs relating to the recapitalization.

     In the year ended January 2, 1999, there was an extraordinary loss of $0.8 million related to the early extinguishment of debt attributable to the recapitalization. In the prior year, there was an extraordinary loss of $0.3 million related to the early extinguishment of debt associated with repayment of Woods' senior credit facility.

Seasonality

     The markets within which Woods operates are somewhat seasonal with peak use for Woods' products coming in the prime moving, landscaping and construction season during the spring and summer months. Woods has pre-season sales programs which provide certain quarterly and cash discount incentives to Woods' dealers to encourage pre-season orders. As a result of these programs, demand for Woods' products is fairly constant over the entire year. However, greater than 60% of Woods' EBITDA is generated during the first half of the year, in part due to the holiday season in the fourth calendar quarter. Woods' working capital requirements reach their seasonal peak during the first quarter due primarily to increased accounts receivable.

Backlog

     At January 1, 2000, Woods had unfilled whole goods orders of approximately $29.2 million compared to approximately $31.0 million at January 2, 1999. This decrease in backlog is primarily the result of a one day decrease in Woods' order-to-delivery time from 17 days in 1998 to 16 days in 1999. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacturing and shipping of the product which in most cases is dependent on pre-season sales programs at Woods and the needs of the customer. Orders generally are subject to cancellation at any time before shipment, and, therefore, a comparison of unfilled orders from period to period may not be meaningful or indicative of eventual shipments.

Liquidity and Capital Resources

     Woods' principal sources of cash during the fiscal years ended January 1, 2000, January 2, 1999, and December 27, 1997 were from operations and borrowings under existing credit facilities. Cash generated from operating activities during such periods was $11.0 million, $3.8 million, $7.0 million, respectively.

    Capital expenditures for the fiscal years ended January 1, 2000, January 2, 1999, and December 27, 1997 amounted to $8.1 million, $3.2 million, and $4.7 million, respectively. Capital expenditures for all these periods were used to purchase additional equipment and tooling. Woods intends to make capital expenditures of $12.0 million in 2000 primarily for capacity expansion at certain facilities and information technology upgrades.

     On July 28, 1999, Woods issued 51,297 units representing $51.9 million in aggregate principal amount at maturity of 15% senior discount debentures due 2011 and 45,510.85 shares of common stock and WEC issued $130.0 million in aggregate principal amount of 12% senior notes due 2009. Woods used the proceeds from these offerings, together with a new equity investment of $25.0 million by MDCP, borrowings under the senior credit facility of $12.0 million and cash on hand of approximately $3.0 million, to repay approximately $109.5 million of its existing indebtedness, to finance the acquisitions of TISCO, Central Fabricators and the Alitec Attachments Division and to pay the related fees and expenses.

     In connection with these debt offerings, WEC entered into a new senior credit facility, which provides for a $40.0 million revolving line of credit. The senior credit facility matures on July 28, 2004. Interest on revolving loans under the senior credit facility bear interest at rates based upon federal or Eurodollar rates plus an applicable margin. All borrowings under the senior credit facility are guaranteed by Woods and secured by substantially all of the assets of WEC. As of January 1, 2000, WEC had approximately $15.0 million of outstanding borrowings under the senior credit facility and additional borrowing capacity of $23.9 million.

     On August 7, 1998, Woods completed the recapitalization. Woods used $155.0 million to complete the recapitalization, including the payment of related fees and expenses. The recapitalization was financed through: (1) borrowings of approximately $85.0 million under a new $110 million multi-tranche senior secured credit facility; (2) borrowings of $25.0 million under a subordinated bridge loan provided by MDCP; (3) the assumption of approximately $5.8 million of existing indebtedness of Woods; (4) an equity investment of approximately $39.8 million in Woods by MDCP, senior management and certain other investors; and (5) cash on hand of approximately $1.7 million.

     On October 31, 1997, Woods acquired Wain-Roy for approximately $19.2 million in cash, including the fees and expenses of the acquisition. The purchase price was funded through borrowings under a new senior credit facility, which provided for revolving credit borrowings of up to $40.0 million, subject to a borrowing base, and term loans of $50.0 million.

     At various points in time during 1998 and 1997, Woods was briefly in default of certain restrictive covenants under its senior credit facility and obtained appropriate waivers or amendments to the respective debt agreements.

     Our senior credit facility and the indentures under which the senior discount debentures and senior notes were issued contain numerous restrictive covenants, including, among other things, covenants that limit the ability of Woods and WEC, as the case may be, to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In particular, under the senior credit facility and the senior notes indenture WEC is restricted in its ability to pay dividends to Woods. Under the senior credit facility, WEC is prohibited from paying any dividends to Woods except for certain limited exceptions, one of which is the payment of dividends to Woods to permit Woods to make regularly scheduled interest payments on any subordinated indebtedness incurred by Woods that it was permitted to incur under the senior credit facility, which includes the senior discount debentures. Similarly, the senior notes indenture restricts WEC's ability to pay dividends to Woods to an amount equal to 50% of WEC's cumulative consolidated net income from July 3, 1999 to the end of the most recent fiscal quarter ending prior to the payment date. Notwithstanding the foregoing, the senior notes indenture provides that WEC can make cash payments to Woods from and after October 15, 2004 to enable Woods to make required interest payments on the debentures provided that, among other things, WEC's consolidated coverage ratio after giving effect to such payments exceeds 2.5 to
1. In addition, the senior credit facility requires WEC to meet specified financial ratios and tests. In the event that we fail to comply with the various covenants contained in our senior credit facility, we would be in default under our senior credit facility, and, in any such case, the maturity of substantially all of our long-term indebtedness could be accelerated.

     Woods anticipates that its principal use of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior credit facility, will be adequate to meet its anticipated requirements for at least the next twelve months. We cannot assure you, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt, and we may be required to refinance all or a portion of our existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a negative impact on us.

Inflation

We believe that inflation generally has not had a material impact on our operations or liquidity to date.


Year 2000 Compliance

     In prior years, Woods discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, Woods completed its remediation and testing of systems. As a result of those planning and implementation efforts, Woods experienced no significant disruptions in mission critical information technology and noninformation technology systems and believes those systems successfully responded to the Year 2000 date change. Woods expensed approximately $150,000 and $200,000 in 1999 and 1998, respectively, in connection with remediating its systems. Woods is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Woods will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements

     This annual report on Form 10-K includes forward-looking statements, which relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified in this annual report by the use of terms and phrases such as "believes," "anticipates," "expects," "estimate," "intends" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this annual report.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Woods, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, the following:

     (1)  changes in general economic conditions in the United States;

     (2) decreases in the current or planned levels of governmental spending for infrastructure improvements;

     (3) increased competition in the attachments and replacement parts markets;

     (4)  continued consolidation among attachment dealers;

     (5) our inability to successfully integrate the operations of newly acquired companies as planned or achieve the anticipated cost savings from such integration.

     (6) our inability to successfully introduce continuous flow manufacturing and total quality management techniques at the acquired facilities;

     (7)  adverse weather conditions during the spring and summer months;

     (8)  our failure to develop or successfully introduce new products;

     (9)  changes in the regulatory environment;

     (10) our inability to successfully complete acquisitions; and

     (11) various other factors beyond our control.

     If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

     We are exposed to market risks relating to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates. The counter parties are major financial institutions.

     We manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At January 1, 2000, we had fixed rate debt of $161.8 million and variable rate debt of $15.0 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at January 1, 2000 by approximately $10.4 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $0.1 million.


Item 8.        Financial Statements and Supplementary Data.

     The information required by Item 8 is set forth on pages F-1 through F-28 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.


     The following table sets forth certain information regarding the directors and executive officers of Woods as of January 1, 2000.

Name                  Age                 Principal Position
----                  ---                 ------------------

Paul R. Wood......... 46  Chairman of the Board

Thomas J. Laird...... 49  President, Chief Executive Officer and Director

Michael S. Carney.... 42  Vice President, Chief Operating Officer and Director

D. Stephen Crider.... 37  Vice President and Chief Financial Officer

David W. Ferguson.... 56  Vice President-Ag and Turf Business

Timothy M. Hurd...... 30  Vice President, Secretary and Director

Paul R. Lederer...... 60  Director

Thomas R. Reusche.... 45  Vice President, Treasurer and Director

          Paul R. Wood has served as Chairman of the Board and a director of Woods since August 1998. Since their respective formations in March 1999, June 1996 and January 1993, Mr. Wood has served as a principal of the three investment funds associated with Madison Dearborn Partners and as a Vice President or Managing Director of Madison Dearborn Partners, their indirect general partner. Prior to that time, Mr. Wood served as Vice President of First Chicago Venture Capital, which comprised the private equity investment activities of First Chicago Corporation, the holding company parent of First National Bank of Chicago. Mr. Wood serves on the board of directors of Hines Horticulture, Inc., Eldorado Bancshares Inc. and a number of private companies.

          Thomas J. Laird has served as the President, Chief Executive Officer and a director of Woods since April 1993. From March 1991 to March 1993, Mr. Laird was the President and Chief Executive Officer of Casablanca Fan Co., a manufacturer of ceiling fans. During this period, Casablanca Fan Co. accelerated new product introduction and expanded its distribution network which contributed to improved profitability. From August 1985 to March 1991, Mr. Laird was employed by GE Motors, a manufacturer of motors located in Ft. Wayne, Indiana. He held positions of Plant Manager of several of that business's commercial equipment plants, was Marketing Director of the Industrial Components Division and also held the position of General Manager of the Industrial Components Division.

          Michael S. Carney has served as Vice President and Chief Operating Officer of Woods since 1995 and as a director of Woods since May 1999. Prior to joining Woods, Mr. Carney spent 15 years in a variety of manufacturing and marketing positions at GE. Mr. Carney's last position with GE was General Manager of AC Motors and Controls Division, where he had profit and loss responsibility for the $300 million business which spanned five international and domestic plants. Prior to such time, Mr. Carney was in charge of the Owensboro, Kentucky plant for GE Motors as the Plant Manager. Mr. Carney also spent four years in the Marketing Department of GE Motors, where he was involved with setting up an international joint venture and several international sourcing initiatives.

          D. Stephen Crider has served as Vice President and Chief Financial Officer of Woods since April 1996. Prior to joining Woods, Mr. Crider spent nine years with Newell, where his last position was Vice President-Controller of a $125 million division located in Memphis, Tennessee. Prior to joining Newell, Mr. Crider spent three years in public accounting and internal audit.

          David W. Ferguson has served as Vice President--Ag and Turf Business of Woods since October 1997. Prior to joining Woods, Mr. Ferguson spent 28 years working for New Holland. Mr. Ferguson's most recent assignment as General Manager, Parts Operations with New Holland North America, Inc. included distribution, service education, warranty and policy administration, publications and product support.

          Timothy M. Hurd has served as Vice President, Secretary and a director of Woods since August 1998. Mr. Hurd has served as a director of Madison Dearborn Capital Partners III, L.P. since its formation in March 1999. Mr. Hurd joined Madison Dearborn Partners in 1996. From 1994 to 1996, Mr. Hurd attended business school at Harvard University. From 1992 to 1994, Mr. Hurd was employed by Goldman, Sachs & Co.

          Paul R. Lederer has served as a director of Woods since June 1999. Prior to his retirement in October 1998, Mr. Lederer served as Executive Vice President--Worldwide Aftermarket of Federal--Mogul Corporation since February 1998; from November 1994 to February 1998, President and Chief Operating Officer of Fel--Pro Inc., which was acquired by Federal--Mogul Corporation; and from January 1993 to November 1994, an automotive consultant and member of the advisory boards of Fullerton Metals and Fel--Pro Inc. Mr. Lederer also currently serves as a director of R&B Inc. and Trans-Pro Corporation and as a member of the advisory boards of Ampere Inc., Newcorp., Richco Inc., Turtle Wax, Inc. and Wine Discount Center.

          Thomas R. Reusche has served as Vice President, Treasurer and a director of Woods since August 1998. Since their respective formations in March 1999, June 1996 and January 1993, Mr. Reusche has served as a principal of the three investment funds associated with Madison Dearborn Partners, and a Vice President or Managing Director of Madison Dearborn Partners. Prior to that time, Mr. Reusche was a senior investment manager at First Chicago Venture Capital. Mr. Reusche serves on the board of directors of Hines Horticulture, Inc. and a number of private companies.

     At present, all directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of the board of directors set forth above were elected pursuant to a stockholders agreement that was entered into in connection with the recapitalization. There are no family relationships between any of the directors or executive officers of Woods. Executive officers of Woods are elected by and serve at the direction of the board of directors.

     Woods does not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act and, as a result, its officers, directors and 10% beneficial owners are not subject to Section 16 of the Exchange Act.

Item 11.  Executive Compensation.

                          Summary Compensation Table

     The following table sets forth information concerning the compensation for services in all capacities to Woods for the fiscal years ended January 2, 1999 and January 1, 2000 of those persons who (1) served during its last fiscal year ended as the chief executive officer of Woods and (2) were, at January 1, 2000, the other executive officers of Woods who earned more than $100,000 in salary and bonus in fiscal 1999. For case of reference, we refer to these persons as our "named executive officers."



                                                                                 Long-Term
                                                  Annual Compensation          Compensation
                                        ----------------------------------     -------------
                                                                                 Securities
                                Fiscal                        Other Annual      Underlying       All Other
                                 Year     Salary     Bonus    Compensation     Options/SARS    Compensation
Name and Principal Position     Ended      ($)        ($)         ($)               (#)           ($)(3)
-----------------------------   -----    -------   --------   ------------     -------------    ------------
Thomas J. Laird...............   1999    270,197     26,290           --(1)             --          4,800
   President and Chief           1998    247,131    122,919           --(1)             --          4,850
   Executive Officer

Michael S. Carney.............   1999    213,667      8,700        1,889                --          4,800
  Chief Operating Officer        1998    184,708     79,216       88,990(2)             --          4,850

D. Stephen Crider.............   1999    142,602      6,106           --(1)             --          4,278
  Chief Financial Officer        1998    131,077     57,734           --(1)             --          3,932

David W. Ferguson.............   1999    152,868         --       12,820                --          4,586
  Vice President-Sales and       1998    141,302     81,865      199,248(2)             --          4,239
  Service

___________
(1) The total amount of perquisites and other personal benefits for the named executive officer did not exceed the reporting threshold, which is the lesser of $50,000 or 10% of total annual salary and bonus.
(2) Reflects payments made to the named executive officer for relocation expenses.
(3) Represents matching contributions made by Woods to such named executive officers under its 401(k) plan.


Compensation Committee Interlocks and Insider Participation

     We currently do not have a compensation committee. The compensation arrangement for our chief executive officer was established pursuant to the terms of his employment agreement with Woods. The compensation arrangements for each of the other executive officers of Woods was established by the board of directors. On a going forward basis, any changes in the compensation arrangements of the executive officers of Woods will be determined by the board of directors, which is controlled by Madison Dearborn Partners ("MDP").


Compensation of Directors

     Directors serving on the board of directors are not entitled to receive any compensation for serving on the board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of Wood's common stock and redeemable preferred stock as of March 15, 2000 of: (1) each person known by Woods to own beneficially more than 5% of the common stock; (2) each person known by Woods to own beneficially more than 5% of the redeemable preferred stock; (3) each director of Woods; (4) the named executive officers; and (5) all directors and executive officers of Woods as a group.


                                                            Redeemable
                                                         Preferred Stock           Common Stock
                                                      -------------------     -----------------------
                                                        Number    Percent     Number of       Percent
Name and Address of Beneficial Owner                  of Shares  of Class       Shares       of Class
----------------------------------------------------  ---------  ---------  ------------  -------------
Madison Dearborn Capital Partners II, L.P. (1)......  43,680.66      91.8%    967,039.94          90.7%

Thomas J. Laird (2).................................   1,076.48       2.3      28,942.23           2.7

Michael S. Carney...................................     523.43       1.1      14,072.84           1.3

D. Stephen Crider...................................     348.95       1.0       9,381.89           1.0

David W. Ferguson...................................     174.48         0       4,690.95             0

Paul R. Wood (1)....................................  43,680.66      91.8     967,039.94          90.7

Thomas R. Reusche (1)...............................  43,680.66      91.8     967,039.94          90.7

Timothy M. Hurd (1).................................  43,680.66      91.8     967,039.94          90.7

Paul R. Lederer.....................................      73.80         *           1,627.33         *

All directors and executive officers as a group (8
 persons)...........................................  45,877.80      96.6   1,025,755.18          92.8

_________________

     * Indicates less than 1% of the outstanding redeemable preferred stock or common stock, as the case may be.

(1) All of such shares are held by Madison Dearborn Capital Partners II, L.P, ("MDCP"). The address for MDCP and Messrs. Wood, Reusche and Hurd is Three First National Plaza, Suite 3800, Chicago, Illinois 60602. Messrs. Wood, Reusche and Hurd are executive officers of Madison Dearborn Partners, Inc., which is the general partner of Madison Dearborn Partners II, L.P., which, in turn, is the general partner of MDCP, and therefore may be deemed to share voting and investment power over the shares owned by MDCP and therefore to beneficially own such shares. Each of Messrs. Wood, Reusche and Hurd disclaims beneficial ownership of the shares owned by MDCP in which such person does not have a pecuniary interest.

(2) All shares listed are held by the Thomas J. Laird Trust, of which Mr. Laird serves as the trustee.

Item 13.  Certain Relationships and Related Transactions.

Stockholders Agreement

     General. In connection with its August 7, 1998 recapitalization, Woods and all its stockholders entered into a stockholders agreement. The stockholders agreement generally: (1) restricts the transfer of any shares of common stock and preferred stock held by the employee stockholders; (2) grants Woods and MDCP the right to repurchase an employee stockholder's shares of common stock and preferred stock in the event such employee stockholder leaves the employment of Woods or its subsidiaries for any reason; (3) grants Woods and MDCP a right of first refusal in connection with any proposed transfer by any other party, subject to certain exceptions; and (4) grants participation rights to the stockholders in the event the contemplated transfer results in a sale of Woods to an independent third party.

     In addition, the stockholders agreement requires each party to consent to a sale of Woods to an independent third party if such sale is approved by Woods' board of directors and MDCP.

     Registration Rights. Each of the parties to the stockholders agreement has piggyback registration rights with respect to any regulation by Woods of any of its common stock or securities convertible into or exchangeable for common stock, other than a registration statement on Form S-8 or Form S-4 or successor forms thereto, and the registration form to be used may be used for the registration of the common stock held by the stockholders. Woods will bear the costs of such piggyback registrations, excluding any underwriting discounts or commissions, transfer taxes on the sale of such Registrable Securities or the fees and expenses of any counsel retained by the selling Stockholders. In addition, each stockholder has agreed not to effect any public sale or distribution, including sales pursuant to Rule 144, of equity securities of Woods, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the 180-day period beginning on the effective date of any underwritten piggyback registration if so requested by the underwriters managing the registered public offering. The right of any holder of registrable securities to request a piggyback registration shall terminate after the holders of registrable securities have had the opportunity to participate with respect to at least a majority of their registrable securities.

     Confidentiality, Protection of Company Inventions and Non-Competition. Pursuant to the stockholders agreement, each employee stockholder agrees not to disclose any confidential information concerning the business or affairs of Woods, any of its subsidiaries and their customers and vendors, unless and to the extent that the employee stockholder can demonstrate that the aforementioned matters have become generally known to and available for use by the public other than as a result of employee Stockholder's acts or omissions. In addition, each employee stockholder acknowledges that all inventions, innovations, improvements, developments, methods, designs, analyses, drawings, reports and all similar or related information (whether or not patentable) which relate to Woods' or any of its subsidiaries' actual or anticipated business, research and development or existing or future products or services and which are conceived, developed or made by the employee stockholder while employed by Woods and its subsidiaries belong to Woods or such subsidiary. Furthermore, in consideration for the continued employment of each employee Stockholder as an employee-at-will after the date of the stockholders agreement and in order to preserve and protect the interests of Woods in its confidential information and work product, each employee stockholder agrees, for a specified period of time, that it will not directly or indirectly own any interest in, manage, control, participate in, consult with, render services for, or in any manner engage in any business competing with the businesses of Woods or its subsidiaries, within any geographical area in which Woods or its subsidiaries engage or has current plans to engage in such businesses.

MDP Stock Purchaser

     On July 28, 1999, MDCP purchased 408,033.73 shares of common stock and 18,430.66 shares of redeemable preferred stock for an aggregate purchase price of $25.0 million.

Management Indebtedness

     In connection with the recapitalization, certain employees of Woods purchased additional shares of common stock and/or preferred stock of Woods with promissory notes and/or cash. Such promissory notes were issued on August 7, 1998 and are secured by a pledge of all of the stock purchased by such employee stockholder. Michael S. Carney, Chief Operating Officer, issued to Woods an 8% promissory note in the aggregate principal amount of $100,000 pursuant to which the principal balance and all accrued and unpaid interest is payable on August 7, 2003. D. Stephen Crider, Chief Financial Officer, Secretary and Treasurer of Woods, issued to Woods an 8% promissory note in the aggregate principal amount of $285,000 pursuant to which the principal balance and all accrued and unpaid interest is payable on August 7, 2003.

Loan from Principal Stockholder

     In connection with the recapitalization, WEC borrowed $25 million from MDCP through the issuance of a subordinated promissory note. The note was a general unsecured obligation of WEC, subordinated in right of payment to all current and future senior debt of WEC, as defined in the note. The note had a maturity of October 1, 2007. The note permitted repayment without premium or penalty. The interest rate per annum applicable to the note was initially 10.0% and increased by 0.5% at the end of each three-month period after August 7, 1998 until October 1, 2007. Woods repaid the note in full on July 28, 1999.

Management Services Agreement

     In connection with the recapitalization, Woods entered into a management services agreement with MDP, pursuant to which MDP will provide certain management consulting services to Woods in exchange for an annual fee of $300,000 to commence in the year 2000, plus out-of-pocket expenses. MDP received fees of $1.8 million and $0.4 million, plus reimbursement for out-of-pocket expenses, for services rendered to Woods from the date of the recapitalization through January 1, 2000 and for the fiscal year ended January 2, 1999, respectively.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements. The following consolidated financial statements of Woods and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-28:

                    Woods Equipment Company
                    Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets at January 2, 1999 and
                      January 1, 2000
                    Consolidated Statements of Operations for the fiscal years ended January 1, 2000, January 2, 1999 and December 27,
                      1997
                    Consolidated Statements of Changes in Stockholders'
                      Equity for the years ended January 1, 2000, January
                      2, 1999 and December 27, 1997
                    Consolidated Statements of Cash Flows for the fiscal
                      years ended January 1, 2000, January 2, 1999 and December 27, 1997
                    Notes to Consolidated Financial Statements


          2. Financial Statement Schedules. The following consolidated financial statement schedule of Woods for the fiscal years ended January 1, 2000, January 2, 1999 and December 27, 1997 is included in this Form 10-K on page S-1.

               Schedule No.         Description                        Page No.
               ------------         -----------                        --------
               Schedule II          Valuation and Qualifying Accounts  S-1

               All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

          3. Exhibits. Woods will furnish to any eligible security-holder, upon written request of such security-holder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to Woods' expenses in furnishing such exhibit.

               Exhibit No.  Description
               -----------  -----------

                      2.1 Stock Purchase Agreement, dated July 6, 1999, among WEC Company and the former stockholders of Central Fabricators, Inc. named therein. (1)(2)

                      2.2 Amendment to Stock Purchase Agreement, dated July 28, 1999, among WEC Company and the former stockholders of Central Fabricators, Inc. named therein. (1)(2)

                      2.3 Asset Purchase Agreement, dated July 1, 1999, among WEC Company and Tru-Part Manufacturing Corporation, CAL Properties and the former shareholders of Tru-Part Manufacturing Corporation named therein. (1)(2)

                      2.4 Amendment to Asset Purchase Agreement, dated July 28, 1999, among WEC Company and Tru-Part Manufacturing Corporation, CAL Properties and the former shareholders of Tru-Part Manufacturing Corporation named therein. (1)(2)

                      2.5 Stock Purchase Agreement, dated July 30, 1999, among WEC Company, the former shareholders of Alitec Corporation named therein and Zanetis Enterprises, LLC. (1)(2)

                      2.6 Recapitalization Agreement, dated as of July 28, 1998, by and among Woods Equipment Company, Madison Dearborn Capital Partners II, L.P., the stockholders of Woods Equipment Company and Brian P. Simmons, as sellers' representative. (1)(2)

                      3.1 Restated Certificate of Incorporation of Woods Equipment Company, as amended. (1)

                      3.2 Amended and Restated By-laws of Woods Equipment Company, as amended. (1)

                      3.3   Certificate of Incorporation of WEC Company. (1)

                      3.4   By-laws of WEC Company. (1)

                      4.1 Stockholders Agreement, dated as of August 7, 1998, among Woods Equipment Company, Madison Dearborn Capital Partners II, L.P., Code Hennessy & Simmons L.L.C., as trustee for certain persons named in a Trust Agreement, and the other stockholders named therein. (1)

                      4.2 Securityholders Agreement, dated July 28, 1999, among Woods Equipment Company, Madison Dearborn Capital Partners II, L.P. and Credit Suisse First Boston Corporation. (1)

                      4.3 Registration Rights Agreement, dated July 28, 1999, between Credit Suisse First Boston Corporation, Woods Equipment Company and WEC Company. (1)

                      4.4 Indenture, dated July 28, 1999, between Woods Equipment Company, as trustee, and United States Trust Company of Texas, N.A., as trustee, relating to the 15% Senior Discount Debentures. (1)

                      4.5 Indenture, dated July 28, 1999, between Woods Equipment Company, WEC Company and United States Trust Company of New York, as trustee, relating to the 12% Senior Notes. (1)

                      4.6 Amended and Restated Credit Agreement, dated as of July 28, 1999, among Woods Equipment Company, as parent guarantor, WEC Company and Credit Suisse First Boston, New York Branch, as administrative agent, and the other financial institutions named therein. (1)

                      4.7 Contingent Stock Purchase Warrant, dated August 7, 1998, issued by Woods Equipment Company to Code, Hennessy & Simmons L.L.C., as trustee for certain persons named in a Trust Agreement. (1)

                      10.1  1999 Key Employee Stock Option Plan. (1)(3)

                      10.2  Form of Stock Option Grant to Key Employees. (1)(3)

                      10.3 Purchase Agreement, dated July 23, 1999, among Woods Equipment Company, WEC Company and Credit Suisse First Boston Corporation. (1)

                      10.4 Form of Executive Stock Agreement, dated August 7, 1998, between Woods Equipment Company and certain employees thereof. (1)(3)

                      10.5 Form of Promissory Note, dated August 7, 1998, issued by certain employees of Woods Equipment Company to Woods Equipment Company. (1)(3)

                      10.6 Management Services Agreement, dated August 7, 1998, between Woods Equipment Company and Madison Dearborn Partners, Inc. (1)

                      21.1  Subsidiaries of Woods Equipment Company. (1)

                      27.1  Financial Data Schedule.

          _______________________

     (1) Incorporated by reference to the same numbered exhibit to the Registration Statement on Form S-4 (Registration No. 333-88759) of Woods Equipment Company and WEC Company, as declared effective by the Commission on October 26, 1999.

     (2) Schedules omitted in reliance upon Item 601(b)(2) to Regulation S-K. Woods Equipment Company agrees to furnish supplementally a copy of any omitted schedule with the Commission upon request.

     (3) Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.


     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Woods has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.

                                         Woods Equipment Company


                                         By /s/ Thomas J. Laird
                                            ___________________________________
                                               Thomas J. Laird
                                               President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Woods in the capacities indicated on this 29thday of March, 2000.

     Signature                          Capacity
     ---------                          --------

/s/ Thomas J. Laird
---------------------- President, Chief Executive Officer and
  Thomas J. Laird      Director
                       (Principal Executive Officer)

/s/ D. Stephen Crider
---------------------- Vice President and Chief Financial Officer
  D. Stephen Crider    (Principal Financial and Accounting Officer)

/s/ Paul R. Wood
---------------------- Chairman of the Board
  Paul R. Wood

/s/ Michael S. Carney
---------------------- Director
  Michael S. Carney

/s/ Timothy M. Hurd
---------------------- Director
  Timothy M. Hurd

/s/ Paul R. Lederer
---------------------- Director
  Paul R. Lederer

/s/ Thomas R. Reusche
---------------------- Director
  Thomas R. Reusche

                         Index To Financial Statements



                                   Contents

Report of Independent Auditors.............................................  F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999......  F-3
Consolidated Statements of Operations for the fiscal years ended
  January 1, 2000, January 2, 1999 and December 27, 1997...................  F-4
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 1, 2000, January 2, 1999 and December 27, 1997.......  F-5
Consolidated Statements of Cash Flows for the fiscal years ended
  January 1, 2000, January 2, 1999 and December 27, 1997...................  F-6
Notes to Consolidated Financial Statements.................................  F-8

                        Report of Independent Auditors

The Board of Directors
Woods Equipment Company

We have audited the accompanying consolidated balance sheets of Woods Equipment Company as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woods Equipment Company at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP

Chicago, Illinois
February 11, 2000

                            Woods Equipment Company

                          Consolidated Balance Sheets
                   (In Thousands, Except Shares Information)


                                                                              January 1           January 2
                                                                                2000                1999
                                                                    ---------------------------------------
Assets
Current assets:
 Cash                                                                 $               -            $  1,352
 Trade accounts receivable, less allowance of $448 in 1999
 and $120 in 1998                                                                38,698              24,160
 Inventories                                                                     36,322              21,362
 Deferred income taxes                                                            3,166               3,083
 Prepaid expenses and other current assets                                        1,654               2,309
                                                                    ---------------------------------------
Total current assets                                                             79,840              52,266
Property, plant, and equipment:
 Land                                                                               882                 882
 Buildings                                                                       11,328               9,535
 Machinery and equipment                                                         29,151              23,062
 Office furniture, fixtures, and equipment                                        9,093               5,545
                                                                    ---------------------------------------
                                                                                 50,454              39,024
 Less:  Accumulated depreciation                                                 17,181              13,079
                                                                    ---------------------------------------
                                                                                 33,273              25,945
Excess of cost over fair value of net assets acquired, less
 accumulated amortization of $5,704 in 1999 and  $3,158 in 1998                  76,552              23,817
Other assets, net                                                                 9,244               6,637
                                                                    ---------------------------------------
                                                                               $198,909            $108,665
                                                                    =======================================
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term obligations                                   $    529            $  2,128
 Accounts payable                                                                12,071               4,938
 Accrued expenses                                                                16,049               5,521
                                                                    ---------------------------------------
Total current liabilities                                                        28,649              12,587
Long-term obligations, less current maturities                                  176,241             117,033
Deferred income taxes                                                             3,166               3,083
Other long-term liabilities                                                          62                  76

Redeemable preferred stock and accrued dividends                                 51,141              30,110

Common stockholders' deficit:
 Common stock, $.01 par value; 5,000,000 and 1,000,000 shares authorized in 1999 and 1998, respectively; 1,116,868 issued and
  1,105,869 outstanding in 1999; 657,963 issued and 657,963
  outstanding in 1998                                                                11                   6
 Additional paid-in capital                                                      22,202              14,897
 Accumulated deficit                                                            (81,792)            (68,546)
 Cost of common stock in treasury (10,999 shares in 1999)                          (177)                  -
 Notes receivable from stockholders                                                (594)               (581)
                                                                    ---------------------------------------
                                                                                (60,350)            (54,224)
                                                                    ---------------------------------------
                                                                               $198,909            $108,665
                                                                    =======================================

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

                     Consolidated Statements of Operations
                                (In Thousands)


                                                                               Year ended
                                                        -----------------------------------------------------
                                                             January 1         January 2        December 27
                                                                2000              1999              1997
                                                        -----------------------------------------------------
Net sales                                                        $188,979          $154,734          $137,924
Cost of sales                                                     138,371           113,205           104,983
                                                        -----------------------------------------------------
Gross profit                                                       50,608            41,529            32,941

Operating expenses:
 Selling                                                           21,123            14,590            12,614
 General and administrative                                        10,830             8,151             6,749
 Noncash stock option compensation charge (Note 1)                      -             4,310                 -
 Special charges (Note 16)                                          2,211               562                 -
 Engineering                                                        3,718             3,766             3,443
 Management fee paid to affiliate                                     125               203               366
 Amortization                                                       3,733             2,596             1,358
 Other operating expenses (income), net                               139              (169)               (9)
                                                                   41,879            34,009            24,521
                                                        -----------------------------------------------------
Operating income                                                    8,729             7,520             8,420

Interest expense, including amortization of deferred
 financing costs                                                   15,589            10,261             7,831
                                                        -----------------------------------------------------
Income (loss) before income tax provision (benefit)
 and extraordinary loss                                            (6,860)           (2,741)              589
Income tax provision (benefit)                                          -              (438)              494
                                                        -----------------------------------------------------
Income (loss) before extraordinary loss                            (6,860)           (2,303)               95

Extraordinary loss:  Early extinguishment of debt (net
 of income tax benefit of $0, $588, and $214,
 respectively)                                                     (3,346)             (795)             (290)
                                                        -----------------------------------------------------
Net loss                                                         $(10,206)         $ (3,098)         $   (195)
                                                        =====================================================

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

           Consolidated Statements of Changes in Stockholders' Equity
                   (In Thousands, Except Shares Information)


                                              Number of                         Retained                     Note
                                              Shares of           Additional    Earnings                   Receivable
                                               Common     Common   Paid-In    (Accumulated  Treasury         From
                                               Stock      Stock    Capital      Deficit)     Stock       Stockholders     Total
                                            -------------------------------------------------------------------------------------
Balance at December 28, 1996                  3,804,375     $ 38      $ 2,412       $  1,238    $ (56)    $(253)         $  3,379
Payments by stockholders                              -        -            -              -        -       148               148
Net loss                                              -        -            -           (195)       -         -              (195)
Preferred stock dividends                             -        -            -           (476)       -         -              (476)
                                            -------------------------------------------------------------------------------------
Balance at December 27, 1997                  3,804,375       38        2,412            567      (56)     (105)            2,856
Recapitalization:
 Exercise of stock options                      329,780        3          436              -        -         -               439
 Purchase of common stock                    (4,069,888)     (41)      (1,706)       (64,735)      66       105           (66,311)
 Sale of common stock                           593,696        6        9,445              -      (10)     (880)            8,561
Payments by stockholders                              -        -            -              -        -       299               299
Noncash stock option compensation charge              -        -        4,310              -        -         -             4,310
Net loss                                              -        -            -         (3,098)       -         -            (3,098)
Preferred stock dividends paid and accrued            -        -            -         (1,280)       -         -            (1,280)
                                              ------------------------------------------------------------------------------------
Balance at January 2, 1999                      657,963        6       14,897        (68,546)       -      (581)          (54,224)
Purchase of common stock                        (10,999)       -            -              -     (177)        -              (177)
Sale of common stock, net of stock issuance
 costs of $78                                   458,905        5        7,305              -        -       (91)            7,219
Payments by stockholders                              -        -            -              -        -        78                78
Net loss                                              -        -            -        (10,206)       -         -           (10,206)
Preferred stock dividends                             -        -            -         (3,040)       -         -            (3,040)
                                              ------------------------------------------------------------------------------------
Balance at January 1, 2000                    1,105,869     $ 11      $22,202       $(81,792)   $(177)    $(594)         $(60,350)
                                              ===================================================================================

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

                     Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                               Year ended
                                                        -----------------------------------------------------
                                                             January 1         January 2        December 27
                                                                2000              1999              1997
                                                        -----------------------------------------------------
Operating activities
Income (loss) before extraordinary items                         $ (6,860)          $(2,303)         $     95
Adjustments to reconcile income (loss) before
 extraordinary items to net cash provided by operating
 activities:
  Depreciation                                                      4,114             3,600             3,054
  Amortization                                                      4,345             2,916             1,566
  Noncash stock option compensation charge                              -             4,310                 -
  Noncash interest expense - Debenture accretion                    1,630                 -                 -
  Bad debt write-offs, net                                             30                28                80
  Deferred income taxes                                                 -            (1,133)              595
  Loss on sale of property, plant, and equipment                      529                 7               117
  Equity in loss (earnings) of joint venture                          197              (161)             (195)
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
     Trade accounts receivable                                     (1,692)           (2,936)            7,082
     Inventories                                                      427              (876)           (1,818)
     Prepaid expenses and other assets                               (129)              357            (2,323)
     Accounts payable                                               2,827              (705)           (2,145)
     Accrued expenses                                               5,603               658               892
                                                        -----------------------------------------------------
Net cash provided by operating activities                          11,021             3,762             7,000

Investing activities
Acquisition of TISCO                                              (38,532)                -                 -
Acquisition of CF, net of cash acquired of $504                   (28,361)                -                 -
Acquisition of Alitec, net of cash acquired of $18                (10,862)                -                 -
Acquisition of Wain Roy, net of cash acquired of $321                   -                 -           (19,165)
Acquisition of Baerts                                                   -                 -            (2,175)
Purchases of property, plant, and equipment                        (8,123)           (3,212)           (4,678)
Proceeds from sale of property, plant, and equipment                  301                30               498
                                                        -----------------------------------------------------
Net cash used in investing activities                             (85,577)           (3,182)          (25,520)

                            Woods Equipment Company

                                 (In Thousands)


                                                                               Year ended
                                                        -----------------------------------------------------
                                                             January 1         January 2        December 27
                                                                2000              1999              1997
                                                        -----------------------------------------------------
Financing activities
Payments for deferred financing costs                        $     (6,615)      $    (3,898)       $   (1,553)
Proceeds from issuance of old term loans                                -                 -            54,683
Net payments on old revolving loans                                (3,750)          (20,700)           (3,290)
Payments on old term loans and other notes                        (84,850)          (51,026)          (28,829)
Payment on subordinated loan to controlling shareholder
                                                                  (25,000)                -                 -
Proceeds from issuance of 12% senior notes                        130,000                 -                 -
Proceeds from issuance of 15% senior discount debentures
                                                                   24,269                 -                 -
Proceeds from old term loans                                            -            85,000                 -
Payments on old term loan                                               -              (150)                -
Proceeds from new revolver                                         15,000             3,750                 -
Issuance of subordinated loan to controlling stockholder
                                                                        -            25,000                 -
Payments on other obligations                                        (956)                -                 -
Proceeds from exercise of stock options                                 -               439                 -
Proceeds from sale of common stock, net                             7,310             8,561                 -
Proceeds from sale of preferred stock, net                         18,456            27,179                 -
Payment of promissory note to old controlling
 stockholder                                                            -            (5,080)                -

Preferred stock dividends                                               -              (992)                -
Redemption of common stock                                           (177)          (66,311)                -
Redemption of preferred stock                                        (470)           (4,015)                -
Net change in notes receivable from stockholders                      (13)              299               148
                                                        -----------------------------------------------------
Net cash provided by (used in) financing activities                73,204            (1,944)           21,159
                                                        -----------------------------------------------------
Net (decrease) increase in cash                                    (1,352)           (1,364)            2,639
Cash at beginning of year                                           1,352             2,716                77
                                                        -----------------------------------------------------
Cash at end of year                                          $          -       $     1,352        $    2,716
                                                        =====================================================

Supplemental disclosure of noncash investing and
 financing activities
Contingent consideration accrued in connection
with Alitec acquisition                                      $      1,134       $         -        $        -
Debt payable to sellers incurred in connection with
 acquisitions                                                       1,266                 -               700

Notes receivable received in connection with sale of                   91                 -                 -
 stock

Supplemental cash flow information
Cash paid for interest                                       $      7,743       $     9,294        $    6,254
Cash paid (refunded) for income taxes                              (1,273)            1,357               728

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

                   Notes to Consolidated Financial Statements
                   (In Thousands, Except Shares Information)

                 Years ended January 1, 2000, January 2, 1999,
                             and December 27, 1997


1.  Description of Business, Debt Offering,
    Acquisitions, and Recapitalization

Woods Equipment Company (Woods or the Company) is a leading manufacturer of attachments for a variety of mowing, cutting, clearing, construction, material handling, landscaping, and grounds maintenance applications. The Company's products include mowing attachments, front-end loaders, backhoes, coupler systems, buckets, scrapers, and other implements, in addition to a full line of replacement parts. The average lifespan of the products range from one to five years due to the severe and wearing nature of the applications for which they are used. The Company's products are sold through approximately 3,900 dealers throughout the United States, with no one dealer accounting for more than 2.7% of total sales.

Debt Offering

On July 28, 1999, in connection with a debt offering, Woods issued units for aggregate proceeds of $25,000 and WEC Company, a wholly owned subsidiary, issued $130,000 of 12% senior notes (notes), due July 15, 2009. The units consisted of $24,269 in principal amount of 15% senior discount debentures (debentures), due July 15, 2011, and $731 of proceeds from the sale of 45,410.85 shares of common stock. In addition, on July 28, 1999, WEC Company entered into a bank agreement that provides for a $40,000 revolving credit facility, and Woods sold $25,000 of common and preferred stock to its controlling shareholder. (See Notes 6 and 7.)

The net proceeds from the debentures, notes, revolving credit facility, and stock sales were used to complete the purchase of Tru-Part Manufacturing Corporation (TISCO), Central Fabricators, Inc. (Central Fabricators), and the attachments division of Alitec Corporation (Alitec Attachments Division) and to retire $84,550 of remaining bank term debt initially incurred in connection with the recapitalization that occurred on August 7, 1998, and $25,000 of subordinated promissory notes held by the controlling shareholder. Accrued interest paid in conjunction with the retirement of the bank term debt and subordinated promissory notes was $547 and $2,609, respectively.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

1.  Description of Business, Debt Offering,
    Acquisitions, and Recapitalization (continued)

Acquisitions

In July 1999, the Company purchased substantially all the assets of TISCO, all the outstanding stock of Central Fabricators, and all of the outstanding stock of Alitec Attachments Division for $38,532, $28,361, and $10,862 in cash, respectively. In conjunction with the acquisitions, the Company recorded $55,347 in cost in excess of the fair value of the net assets acquired. The following are descriptions of the businesses acquired:

     TISCO - one of the leading independent distributors of replacement parts in the United States primarily for tractors over ten years old;

     Central Fabricators - one of the leading independent manufacturers of pin-on excavator buckets for the U.S. construction industry; and

     Alitec Attachments Division - a manufacturer of patented hydraulic powered attachments for skid steers.

In connection with the acquisition of Alitec Attachments Division, a former owner is entitled to receive further consideration which is contingent upon future sales levels of the acquired entity. A anticipated payment of approximately $1,134 in 2000 is reflected in accrued expenses and as an increase in the excess of cost over fair value of net assets acquired.

In connection with the acquisitions, the Company entered into noncompete agreements with former management of TISCO, Central Fabricators, and Alitec Attachments Division for periods ranging from two to three years. The noncompete agreements, with an imputed interest rate of 9%, had a collective net present value of $1,266 on the date of acquisition.

In addition, the Company entered into lease agreements for nine existing facilities with the former owners of TISCO, Central Fabricators, and Alitec Attachments Division. The terms of the leases range two to seven years, and have an initial annual aggregate rent expense of $1,320.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

1.  Description of Business, Debt Offering,
    Acquisitions, and Recapitalization (continued)

The acquisitions were accounted for as purchases and, accordingly, the consolidated statement of operations includes the results of operations from their respective dates of acquisition. The following unaudited pro forma data assumes that the acquisitions occurred as of the beginning of the fiscal year ended January 2, 1999. The pro forma statements are not necessarily indicative of the results of operations which would have occurred had the acquisitions taken place on December 28, 1997, or of future results of the consolidated operations of the acquisitions and the Company.


                                                   1999               1998
                                          -----------------------------------

     Net sales                                  $250,474            $252,590
     Operating income                             14,289              15,047
     Loss before extraordinary item               (2,541)              3,923


During October 1997, the Company acquired Wain-Roy, Inc. (Wain-Roy) for cash of approximately $19,165. During April 1997, the Company acquired Baerts Metal Products (Baerts) for an aggregate cost of $2,875, consisting of cash of $2,175 and issuance of a note payable of $700. The aggregate excess of cost over the fair value of the net assets acquired was $16,351 for the Baerts and Wain-Roy acquisitions.

Recapitalization

On August 7, 1998, the Company completed a recapitalization of its equity structure, pursuant to which, among other things, Madison Dearborn Capital Partners Fund II (MDCPII or new controlling stockholder) and Woods' senior management acquired substantially all of the outstanding capital stock of the Company. The recapitalization was financed through: (i) borrowings of $85,000 under a new $110,000 multitranche senior secured credit facility; (ii) borrowings of $25,000 under a subordinated bridge loan provided by MDCPII; (iii) an equity investment in the Company of approximately $37,500 by MDCPII, senior management, and certain other investors; and (iv) cash on hand of approximately $1,700. In connection with securing financing, the Company paid the new controlling stockholder $1,000 for related services. This amount was classified as interest expense.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

1.  Description of Business, Debt Offering,
    Acquisitions, and Recapitalization (continued)

With these funds, the Company retired $65,051 of bank debt and used $6,576 to retire subordinated promissory notes held by Code, Hennessy, and Simmons, LLC (old controlling stockholder), including $6,156 of principal and $420 of accrued interest. In addition, $422 was used to retire seller debt, consisting of $417 of principal and $5 of accrued interest.

The Company used $70,879 of recapitalization proceeds to repurchase, from the old controlling stockholder and management, 4,069,888 shares of common stock and 4,015 shares of preferred stock for $65,872 and $5,007, respectively. The repurchase of preferred stock included $4,015 for the stocks' face value and $992 for accrued dividends. Issuance of 593,696 shares of common stock and 27,179 shares of preferred stock yielded consideration of $36,620, including notes receivables from management of $880.

Prior to the recapitalization, employees exercised options to purchase 329,780 shares of common stock. In the recapitalization, 287,233 of such shares were redeemed by the Company at $16.10 per share. When options are exercised and repurchased by the Company without being held by the employee for a period of at least six months, generally accepted accounting principles require that a compensation charge be recorded for the excess of the redemption amount over the exercise price. The charge recorded by the Company was $4,310.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fifty-two/fifty-three weeks year. As such, financial statements included herein reflect information for the fifty-two weeks ended January 1, 2000 (1999), fifty-three weeks ended January 2, 1999 (1998), and for the fifty-two weeks ended December 27, 1997 (1997).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WEC Company. All significant intercompany balances and transactions have been eliminated. The Company's investment in a 50%-owned joint venture is accounted for under the equity method and is included in "Other Assets."

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

Sales are recognized upon shipment of the related equipment and replacement parts. Provisions for discounts and rebates to customers and returns and other adjustments are provided for in the same period the related sales are recorded.

The Company also offers preseason, early-order programs, whereby customers may order and take delivery of products prior to the spring and summer selling season. These preseason sales programs are shipped beginning in the late summer, carry descending cash discounts in conjunction with delayed payment terms, and have no right of return. Revenue on sales is recorded net of anticipated discounts.

Financial Instruments

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, accounts payable, accrued expenses and long-term debt. Carrying values of trade accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these financial instruments. Credit risks with respect to trade accounts receivable are also limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when incurred, have been within the range of management expectations. The Company's 12% senior notes are included in the consolidated balance sheet at $130,000, which represent the aggregate value of the notes. Market value at January 1, 2000 aggregated approximately $117,000 for the 12% senior notes. The fair value of all other long-term debt were not materially different than their carrying values.

Inventories

Inventories are stated at the lower of cost or market. In 1998 and 1997, cost was determined by the last in, first out (LIFO) method for materials costs and the first in, first out (FIFO) method for all other cost components. Approximately 75% of total inventories at January 2, 1999, were accounted for using LIFO. In 1999, the Company elected to change its method of accounting for inventory from the FIFO method to the LIFO method for inventories not previously accounted for under the LIFO method. The effect of this accounting change was not material.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation thereon is computed using principally the straight-line method over estimated useful lives of the respective assets as follows:

     Buildings                                                    30 years
     Machinery and equipment                                    7 to 10 years
     Office furniture, fixtures, and equipment                  3 to 8 years

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

2.  Summary of Significant Accounting Policies (continued)

Intangible Assets

The excess of cost over fair value of net assets of acquired businesses is being amortized on the straight-line basis over 20 years. Other intangible assets consist primarily of covenants not to compete, which are being amortized on a straight-line basis over the terms of the related agreements ranging from two years to five years.

Impairment of Long-Lived Assets

The Company continually reviews the carrying value of its long-lived assets. If indicators of impairment exist, the Company completes an estimate for expected future cash flows of the related business. If the total of such undiscounted cash flows is less than the carrying value of the assets, a loss is recorded based on the fair value of the assets. For the three fiscal year periods ended January 1, 2000, there were no adjustments to the carrying amounts of long-lived assets resulting from these evaluations.

Deferred Finance Costs

Deferred finance costs are being amortized using the straight-line basis, which approximates the interest method, over the terms of the related debt agreements.

Warranty Obligations

The Company's products are generally under limited warranty for a period of one year. The estimated cost of warranty obligations is recognized at the time of sale.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes, and are measured using the enacted tax rates at which the resulting taxes are expected to be paid.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

2.  Summary of Significant Accounting Policies (continued)

Stock Options

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). In accordance with APB 25, compensation expense is recognized based on the excess of the fair value, as determined by the Company's Board of Directors, over the exercise price of the underlying stock on the measurement date. The measurement date is the date at which both the exercise price and number of shares to be issued are known.

Advertising Costs

The Company expenses the costs of advertising when incurred. Advertising expense was $1,505 in 1999, $1,591 in 1998, and $1,677 in 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.  Inventories

Inventories consist of the following:

                                            January 1           January 2
                                               2000                1999
                                      ---------------------------------------

Raw materials                                     $ 6,642             $ 3,870
Work in process                                     3,036               2,323
Finished goods                                     28,078              16,651
                                      ---------------------------------------
Total inventories at FIFO                          37,756              22,844
LIFO adjustment                                    (1,434)             (1,482)
Total inventories at LIFO                         $36,322             $21,362
                                      =======================================

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

4.  Other Assets

Other assets consist of the following:

                                               January 1          January 2
                                                    2000               1999
                                           -----------------------------------


          Covenants not to compete               $ 3,286             $3,749
          Deferred financing costs                 6,615              5,230
          Patents                                    911                776
          Other                                       67                 67
                                           -----------------------------------

                                                  10,879              9,822
          Less:  Accumulated amortization          2,818              4,565
                                           -----------------------------------
                                                   8,061              5,257
          Investment in joint venture              1,183              1,380
                                                 $ 9,244             $6,637
                                           ===================================


5.  Accrued Expenses

Accrued expenses consist of the following:

                                                 January 1          January 2
                                                      2000               1999
                                                -------------------------------


          Salaries, wages, and employee benefits   $ 5,179             $2,696
          Interest                                   6,725              1,073
          Warranty                                     849                730
          Restructuring costs                          690                445
          Property, payroll, and other taxes           200                125
          Contingent consideration                   1,134                  -
          Other                                      1,272                452
                                                -------------------------------
                                                   $16,049             $5,521
                                                ===============================

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

6.  Revolving Loan and Other Long-Term Obligations

Long-term obligations consist of the following:

                                                             January 1         January 2
                                        Rates                     2000              1999
                                    --------------------------------------------------------
Revolving loans:
 New revolver -   1999                 7.46% to 9.75%             $ 15,000  $              -
 Old revolver - 1998                         9.0%                        -             3,750
Bank term loans:
 Old term loans                         7.5% to 8.5%                     -            84,850
Senior discount debentures                  15.0%                   25,899                 -
Senior notes                                12.0%                  130,000
Seller promissory note                       7.5%                    4,705             4,768
Subordinated promissory notes:
 New controlling stockholder                10.5%                        -            25,000
Other obligations                       7.5% to 9.0%                 1,166               793
                                                       -------------------------------------
                                                                   176,770           119,161
Less:  Current maturities                                              529             2,128
                                                       -------------------------------------
Total long-term obligations                                       $176,241          $117,033
                                                       =====================================

Total borrowings under the revolving credit facility were $15,000 at January 1, 2000, and are not to exceed $40,000. WEC Company is subject to a fee of .50% per annum applied to the amount of unused borrowings available on the revolving credit facility. The revolving credit facility expires on July 28, 2004. Interest on the revolving credit facility is payable quarterly and is determined at WEC Company's option of either a specified bank base rate plus margins ranging from .50% to 1.50%, or a Eurodollar rate plus Eurodollar margins ranging from 1.50% to 2.50%. Additional borrowing capacity under the revolving credit facility was $23,949 at January 1, 2000. Letters of credit of $1,051 were outstanding at January 1, 2000. All borrowings under the revolving credit facility are guaranteed by the Company.

The Company's revolving loan is subject to restrictive financial covenants, including a minimum interest coverage and fixed charge coverage ratio, a maximum leverage ratio, and limitations on capital expenditures and dividends.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

6.  Revolving Loan and Other Long-Term Obligations (continued)

The senior discount debentures (debentures) consist of the initial issuance amount ($24,269) plus accretion through January 1, 2000 ($1,630). The debentures accrete at a rate of 15%, compounded quarterly, to an aggregate amount of $51,927 on July 15, 2004. Thereafter, the debentures will accrue interest at a rate of 15% per annum, payable in cash quarterly on January 15th, April 15th, July 15th, and October 15th of each year, commencing October 15, 2004.

Beginning July 15, 2004, the debentures may be redeemed at the Company's option at 107.5% of the accreted value, declining 2.5% annually to 100% in July 2007. In addition, before July 15, 2002, the Company may at its option redeem all of the outstanding debentures with the proceeds of equity offerings, at a redemption price of 115% of the accreted value.

WEC pays interest semiannually on the senior notes (notes) at a rate of 12%, commencing January 15, 2000. Beginning July 15, 2004, the notes may be redeemed in whole or in part, at WEC's option at 106.0% of the principal amount, declining 2.0% annually to 100% in July 2007. In addition, before July 15, 2002, the Company may at its option on one or more occasions, redeem up to 35% of the original principal amount of the notes with the proceeds of equity offerings that exceed $50 million, at a redemption price of 112% of the principal amount.

Indentures for both the debentures and the senior notes limit the ability of both Woods and WEC Company to incur additional indebtedness, pay dividends, make investments, or sell assets.

The seller promissory note was issued in connection with an acquisition. The note is payable in monthly installments of principal and interest of $35, with the final payment due in July 2009, and bears annual interest at 7.5%.

Included in other obligations are three noncompete agreements with key members of the management of acquired entities. At January 1, 2000, the noncompete agreements require total remaining payments of $1,126, net of imputed interest, over two-to three-year periods, and have been discounted to their net present value using a rate of 9.0%

Substantially all assets of the Company are collateralized by the above debt.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

6.  Revolving Loan and Other Long-Term Obligations (continued)

Future annual maturities of long-term debt obligations, excluding the revolving credit facility, subsequent to January 1, 2000, are as follows:

2000                                                                                            $    529
2001                                                                                                 568
2002                                                                                                 289
2003                                                                                                  85
2004                                                                                                  92
Thereafter                                                                                       160,207
                                                                                                $161,770
                                                                                     ===================

7.  WEC Condensed Financial Information

The 12.0% senior notes are fully and unconditionally guaranteed, jointly and severally, by Woods.


                                                                              January 1          January 2
                                                                                2000               1999
                                                                       -----------------------------------
Current assets                                                                 $ 79,840           $ 52,266
Noncurrent assets                                                               119,069             56,399
Total assets                                                                    198,909            108,665

Current liabilities                                                              28,649             12,868
Noncurrent liabilities                                                          153,570            120,192
Total liabilities                                                               182,219            133,060

Summary results of operations for WEC Company are as follows:

                                                             January 1           January 2          December 27
                                                               2000                1999                1997
                                                   -----------------------------------------------------------
Net sales                                                     $188,979            $154,734            $137,924
Gross profit                                                    50,308              41,529              32,941
Operating income                                                 8,729               7,520               8,420
Income (loss) before income tax provision
 (benefit) and extraordinary loss                               (5,230)             (2,021)              1,540

Net (loss) income                                               (8,576)             (2,659)                385

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

8.  Stockholders' Equity

In connection with the debt offering of the units (see Note 1), 45,410.85 common shares were issued by Woods for proceeds of $731. Concurrent with the debt offering, 408,033.73 common shares and 18,430.66 preferred shares for, proceeds of $6,569 and $18,431, respectively, were issued to the Company's controlling shareholder.

Preferred Stock

The Preferred Stock of the Company consists of 100,000 and 50,000 authorized shares in 1999 and 1998, respectively, of 8% Cumulative Redeemable Preferred Stock, par value $.01 per share (the Preferred Stock). As of January 1, 2000, there were 47,399.08 shares of preferred stock issued and outstanding. As of January 2, 1999, there were 29,164.22 shares of preferred stock issued and outstanding.

When and as declared by the Company's Board of Directors, to the extent permitted by law, the holders of shares of Preferred Stock are entitled to receive preferential dividends in cash on each share of Preferred Stock outstanding at a rate of 8% per annum on the sum of the liquidation value of such share, plus all accumulated and unpaid dividends thereon. The liquidation value of each share of Preferred Stock is $1,000 per share. To the extent not paid on March 31, June 30, September 30, and December 31 of each year, dividends which shall have accrued on each outstanding share of Preferred Stock shall accumulate, and shall remain accumulated until paid. Accrued dividends aggregate $3,959 and $946 as of January 1, 2000 and January 2, 1999, respectively. The shares of Preferred Stock are not convertible into any other class of capital stock of the Company, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company.

The Company is required to redeem all outstanding shares of Preferred Stock on December 31, 2018, at a price per share equal to the liquidation value thereof, plus all accrued but unpaid dividends thereon. In the event that the Company does not make a Redemption Offer prior to December 31, 2006, then the Dividend Rate will increase to 12% per annum until: (i) the date on which the Liquidation Value of such Preferred Stock (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such Preferred

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

8.  Stockholders' Equity (continued)

Stock by the Company or (ii) the date on which such Preferred Stock is otherwise acquired by the Company (each a Repayment Date). In the event that the Company makes a Redemption Offer and a holder of Preferred Stock elects not to have such Preferred Stock redeemed, then: (i) the Dividend Rate with respect to such Preferred Stock will be reduced to 5% per annum from the date after the Redemption Date and until a Repayment Date and (ii) at the option of the Company, dividends on such Preferred Stock may be paid to such holder by the issuance of additional shares of Preferred Stock until December 31, 2013.

The holders of Preferred Stock have no voting rights unless the Company fails to make a redemption payment, with respect to the Preferred Stock, which it is required to make pursuant to an Event of Noncompliance. If an Event of Noncompliance has occurred, the number of directors constituting the Company's board of directors shall, at the request of the holders of a majority of the Preferred Stock then outstanding, be increased by one director, and the holders of Preferred Stock shall have the special right, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of the Common Stock holders, to elect one individual to fill such newly created directorship, to remove any individuals elected to such directorship, and to fill any vacancies in such directorship. Such special right shall continue until such time as there is no longer an Event of Noncompliance in existence, at which time such special right shall terminate, subject to revesting upon the occurrence and continuation of any Event of Noncompliance which gives rise to such special right. Each holder of Preferred Stock shall, regardless of the existence of an Event of Noncompliance, be entitled to notice of all stockholder meetings at the same time and in the same manner as notice is given to all stockholders entitled to vote at such meetings.

Concurrent with the debt offering, the Company obtained and received approval for a new series of preferred stock in the amount of 500,000 authorized shares. No shares have been issued as of January 1, 2000, under this new series.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

8.  Stockholders' Equity (continued)

Warrants

Pursuant to the terms of the Recapitalization Agreement, the Company issued a Contingent Stock Purchase Warrant (the Warrant) to the old controlling stockholder. Such Warrant provides for the purchase, upon exercise of the Warrant, of approximately 3% of the fully diluted shares of the Common Stock at a nominal price. The Warrant is exercisable in whole at any time, and from time to time after the closing of a particular acquisition, and prior to the earlier of: (i) August 7, 2008, (ii) an underwritten public offering registered under the Securities Act of shares of Common Stock, or (iii) the sale of the Company to an independent third party. As the Acquisition was not consummated, no value was ascribed to the warrants as of January 1, 2000.

Management Stock Options

Effective October 28, 1999, the Company adopted its 1999 Stock Option Plan (the 1999 Plan) which permits the granting of options to certain key administrative, managerial, and executive employees of the Company and directors of the Company to purchase shares of the Company's common stock. Options expire at such time as designated by the administering committee provided, however, that no option shall be exercisable later than the tenth anniversary date of its grant. Under the 1999 Plan, 50,000 shares have been authorized for grants in the future. No options have yet been granted under the 1999 Plan.

In connection with the recapitalization on August 7, 1998, all stock options outstanding immediately vested and were exercised. The 1994 Plan was terminated thereafter. Prior to the recapitalization and while the 1994 Plan was in effect in 1998 and 1997, the pro forma information regarding net loss under SFAS No. 123, "Accounting for Stock-Based Compensation," was not materially different from the amounts reported and, therefore, is not included.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

9.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                      January 1           January 2
                                                                         2000                1999
                                                              -------------------------------------
Deferred tax assets:
 Accounts receivable allowances                                         $ 1,425              $  410
 Inventory capitalization and allowances                                    724                 243
 Accrued expenses                                                           861                 593
 Net operating loss carryforward                                          4,741               2,552
 Alternative minimum tax credit carryforward                                898                 898
 Other                                                                      731                 533
                                                              -------------------------------------

                                                                          9,380               5,229
 Less:  Valuation allowance                                              (4,466)               (602)
                                                              -------------------------------------
Total net deferred tax assets                                             4,914               4,627

Deferred tax liabilities:
 Book basis over tax basis of property, plant, and equipment
                                                                          4,074               4,065
 Other                                                                      840                 562

Total net deferred tax liabilities                                        4,914               4,627
                                                              -------------------------------------
Net deferred tax asset (liabilities)                                   $      -             $     -
                                                            =======================================

Significant components of the income tax provision (benefit) are as follows:

                                                                                          Year ended
                                                                       January 1          January 2         December 27
                                                                          2000              1999               1997
                                                               -------------------------------------------------------
Deferred:
 Federal                                                         $              -           $  (989)             $ 475
 State                                                                          -              (144)               120
                                                               -------------------------------------------------------
                                                                                -            (1,133)               595

Current:
 Federal                                                                        -                93               (248)
 State                                                                          -                14                (67)
                                                               -------------------------------------------------------
                                                                                -               107               (315)
                                                               -------------------------------------------------------
                                                                 $              -           $(1,026)             $ 280
                                                               =======================================================

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

9.  Income Taxes (continued)

A reconciliation of the income tax provision (benefit) computed at a federal statutory tax rate to the reported income tax provision (benefit), inclusive of the benefit resulting from the early extinguishment of debt, is as follows:

                                                                Fiscal year ended
                                           ----------------------------------------------------------
                                                 January 1          January 2          December 27
                                                    2000                1999                1997
                                           ----------------------------------------------------------
Tax provision (benefit) at statutory rates
                                                      $(3,401)            $(1,402)              $  29
State income tax provision, net of federal
 tax effect                                              (271)                (86)                 35

Nondeductible amortization of goodwill
                                                          472                 485                 196
Other permanent differences                                35                 (23)                 20
Increase in valuation allowance                         3,165                   -                   -
                                           ----------------------------------------------------------
                                                $           -             $(1,026)              $ 280
                                           ==========================================================

At January 1, 2000, the Company has net operating loss (NOL) carryforwards of approximately $12.2 million for federal income tax purposes expiring in years through 2019, and alternative minimum tax credit carryforwards of approximately $898, which are available indefinitely. For financial reporting purposes, a valuation allowance of $4,466 has been recognized to offset net deferred tax assets due to uncertainty regarding the ultimate realization of such deferred tax assets.

NOL carryforwards generated in 1998 of approximately $5.9 million resulted from the exercise of stock options which produced additional deductions for income tax purposes. For financial reporting purposes, a valuation allowance of $602 was recognized in 1998 to offset deferred tax assets related to those NOL carryforwards. When realized, the tax benefit for those items will be principally applied to increase additional paid-in capital.

10.  Employee Benefit Plan

The Company maintains a defined-contribution and 401(k) plan covering substantially all employees. The plan provides for a Company matching contribution of 50% of the employee's contribution up to 6% of the employee's eligible compensation. In addition, the plan has a discretionary contribution provision. Total Company contributions during 1999, 1998, and 1997 were approximately $740, $663, and $528, respectively.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

11.  Commitments

The Company leases certain facilities, computer equipment, and transportation equipment under various noncancelable operating lease agreements. The transportation equipment leases incorporate variable rates based on mileage. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at January 1, 2000, are as follows:

              2000                                 $ 3,207
              2001                                   2,286
              2002                                   1,325
              2003                                   1,008
              2004                                     954
              Thereafter                             2,518
                                       -------------------
                                                   $11,298
                                       ===================

Total rent expense under all operating leases for 1999, 1998 and 1997 was approximately $3,170, $2,110, and $1,566, respectively.

The Company is in the process of implementing a new fully integrated computer software system. The Company has incurred and capitalized implementation costs of new systems for approximately $2.0 million as of January 1, 2000, and has commitments outstanding of $1.8 million related to the project.

12.  Segment and Related Information

The Company's products are sold primarily by construction, commercial, agricultural, and outdoor power equipment dealers that sell prime movers and other equipment produced by the major OEMs. The Company distribution network includes dealers that have affiliations with all of the principal OEMs of prime movers, such as New Holland, Deere, Case, AGCO (manufacturer of the Massey Furguson brand of prime mover), Ingersoll (manufacturer of the Bobcat brand of prime mover), Caterpillar, and Kubota.

The Company also sells its products through a substantial number of independent dealers that are not affiliated with the major prime mover OEMs. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

12.  Segment and Related Information (continued)

Business units represent market segments in which they share certain characteristics, such as technology, marketing, and product application, that create long-term synergies. The principal activities of the Company's operating segments are as follows:

Grounds Maintenance

This product category includes attachments and replacement parts used to maintain the grounds surrounding industrial and office parks, large estates, resort complexes, universities, golf courses, and individual homes. In general, the demand for these products is dependent upon a variety of conditions, including general economic conditions, consumer spending patterns, weather conditions, as well as state and municipal government spending.

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

Operating income includes all revenues, costs, and expenses directly related to the segment involved. In determining operating income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets, and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash, other receivables, and fixed assets.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

12.  Segment and Related Information (continued)

The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies.

A summary of the Company's operations by segment for the three-year period ended January 1, 2000, is as follows:

                                                               1999                1998                1997
                                                   -----------------------------------------------------------
Net sales
Grounds maintenance                                           $142,758            $114,567            $110,477
Construction                                                    40,115              36,137              22,072
Other                                                            6,106               4,030               5,375
                                                   -----------------------------------------------------------
Total net sales                                               $188,979            $154,734            $137,924
                                                   ===========================================================

Operating income (loss)
Grounds maintenance                                           $ 16,694            $ 15,237            $ 12,111
Construction                                                     2,460               4,639                 988
Other                                                              581                 390                 449
Corporate                                                      (11,006)            (12,746)             (5,128)
                                                   -----------------------------------------------------------
Total operating income                                           8,729               7,520               8,420
Interest expense                                                15,589              10,261               7,831
                                                   -----------------------------------------------------------
Income (loss) before income taxes and
 extraordinary loss                                           $ (6,860)           $ (2,741)           $    589
                                                   ===========================================================

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

12.  Segment and Related Information (continued)

In connection with the recapitalization (see Note 1), the Company incurred a noncash stock option compensation charge of $4,310 in 1998. Also, see Note 16, Special Charges.

                                                              1999               1998               1997
                                                   ---------------------------------------------------------
Depreciation and amortization
Grounds maintenance                                             $4,073             $3,442             $3,090
Construction                                                     3,730              1,781                863
Other                                                               28                 27                 18
Corporate                                                          628              1,266                649
                                                   ---------------------------------------------------------
Total depreciation and amortization                             $8,459             $6,516             $4,620
                                                   =========================================================

Assets
Grounds maintenance                                           $ 86,216           $ 47,655           $ 47,788
Construction                                                    19,758             18,030             13,976
Other                                                            1,442              3,808              3,311
Corporate                                                       91,493             39,172             40,365
Total assets                                                  $198,909           $108,665           $105,440
                                                   =========================================================

The investment in joint venture is included in the other segment for all years presented.

                                                               1999               1998               1997
                                                   ---------------------------------------------------------
Additions to long-lived assets
Grounds maintenance                                             $5,992             $2,602             $3,548
Construction                                                     2,003                435                919
Other                                                               45                  -                 14
Corporate                                                           83                175                197
                                                   ---------------------------------------------------------
Total additions to long-lived assets                            $8,123             $3,212             $4,678
                                                   =========================================================

The Company had no significant amounts of sales to or any long-lived assets in an individual country outside of the United States.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

13.  Extraordinary Items

The extraordinary items of $3,346, $795, and $290, net of income tax benefits of $0, $588, and $214, represents the write-off of unamortized deferred financing costs related to notes which were early extinguished in 1999, 1998, and 1997, respectively.

14.  Legal Proceedings

The Company is subject to various claims, including product liability claims, arising in the ordinary course of business, and is party to various legal proceedings which are ordinary, routine, and incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

15.  Related Party Transactions

The Company purchases manufactured finished goods at cost from its joint venture investment which amounted to $5,508, $7,979, and $8,032 in fiscal years 1999, 1998, and 1997, respectively.

The Company incurred management fees under a management services agreement with its controlling shareholder in the amount of $125 and $203 for 1999 and 1998, respectively. The Company also paid its controlling shareholder fees of $300 in 1999 in connection with the common and preferred stock issuance concurrent with the debt offering. The fees have been reflected as stock issuance costs and netted with the respective stock issuance proceeds in the financial statements. (See Notes 1 and 8.) In 1998, the Company paid its controlling shareholder $1,000 in connection with securing financing for the recapitalization. (See Note 1.)

16.  Special Charges

In 1999, the Company incurred expenses of $1,200 associated with the closing and relocation of the Seguin, Texas, facility to consolidate operations with its La Mirada, California and Charlotte, North Carolina facilities. In addition, in 1999 and 1998, the Company incurred expenses of $1,011 and $562, respectively, in connection with a failed acquisition.

                            Woods Equipment Company
                             Schedule II Reserves
                                 $$'s in 000's

                                                                "Net"
                                         Begin     Cost or    (Writeoffs)               End
                                        Balance    Expense    Recoveries      Other   Balance
                                        -------    -------    -----------     -----   -------
For the Year Ended December 27, 1997

        Bad debt reserve                  120        80          (80)           -       120
        Deferred tax asset reserve          -         -            -            -         -
        Inventory reserves                447       225            -            -       672
        LIFO reserve                      736       431            -            -     1,167

For the Year Ended January 2, 1999

        Bad debt reserve                  120        28          (28)           -       120
        Deferred tax asset reserve          -       602            -            -       602
        Inventory reserves                672       157         (202)         143(1)    770
        LIFO reserve                    1,167       315            -            -     1,482

For the Year Ended January 1, 2000

        Bad debt reserve                  120        30          (30)         328(1)    448
        Deferred tax asset reserve        602     3,864            -            -     4,466
        Inventory reserves                770       223         (259)       1,219(1)  1,953
        LIFO reserve                    1,482         -          (48)           -     1,434

(1) Represents reserves established at the acquisition date of the respective entities acquired.

                               INDEX TO EXHIBITS


Exhibit                                                                                                Page
  No.                                           Exhibit                                                 No.
-------                                         -------                                                ----
2.1          Stock Purchase Agreement, dated July 6, 1999, among WEC Company and the former stockholders of Central Fabricators, Inc. named therein. (1)(2)

2.2          Amendment to Stock Purchase Agreement, dated July 28, 1999, among WEC Company and the former stockholders of Central Fabricators, Inc. named therein. (1)(2)

2.3          Asset Purchase Agreement, dated July 1, 1999, among WEC Company and Tru-Part
             Manufacturing Corporation, CAL Properties and the former shareholders of Tru-Part
             Manufacturing Corporation named therein. (1)(2)

2.4          Amendment to Asset Purchase Agreement, dated July 28, 1999, among WEC Company and Tru-Part Manufacturing Corporation, CAL Properties and the former shareholders of Tru-Part Manufacturing Corporation named therein. (1)(2)

2.5          Stock Purchase Agreement, dated July 30, 1999, among WEC Company, the former shareholders of Alitec Corporation named therein and Zanetis Enterprises, LLC. (1)(2)

2.6          Recapitalization Agreement, dated as of July 28, 1998, by and among Woods Equipment
             Company, Madison Dearborn Capital Partners II, L.P., the stockholders of Woods
             Equipment Company and Brian P. Simmons, as sellers' representative. (1)(2)

3.1          Restated Certificate of Incorporation of Woods Equipment Company, as amended. (1)

3.2          Amended and Restated By-laws of Woods Equipment Company, as amended. (1)

3.3          Certificate of Incorporation of WEC Company. (1)

3.4          By-laws of WEC Company. (1)

4.1          Stockholders Agreement, dated as of August 7, 1998, among Woods Equipment
             Company, Madison Dearborn Capital Partners II, L.P., Code Hennessy & Simmons
             L.L.C., as trustee for certain persons named in a Trust Agreement, and the other stockholders named therein. (1)

4.2          Securityholders Agreement, dated July 28, 1999, among Woods Equipment Company,
             Madison Dearborn Capital Partners II, L.P. and Credit Suisse First Boston Corporation.
             (1)

4.3          Registration Rights Agreement, dated July 28, 1999, between Credit Suisse First Boston
             Corporation, Woods Equipment Company and WEC Company. (1)

4.4          Indenture, dated July 28, 1999, between Woods Equipment Company, as trustee, and
             United States Trust Company of Texas, N.A., as trustee, relating to the 15% Senior
             Discount Debentures. (1)

4.5          Indenture, dated July 28, 1999, between Woods Equipment Company, WEC Company and United States Trust Company of New York, as trustee, relating to the 12% Senior
             Notes. (1)

4.6          Amended and Restated Credit Agreement, dated as of July 28, 1999, among Woods
             Equipment Company, as parent guarantor, WEC Company and Credit Suisse First
             Boston, New York Branch, as administrative agent, and the other financial institutions named therein. (1)

4.7 Contingent Stock Purchase Warrant, dated August 7, 1998, issued by Woods Equipment Company to Code, Hennessy & Simmons L.L.C., as trustee for certain persons named in a Trust Agreement. (1)

10.1 1999 Key Employee Stock Option Plan.  (1)(3)

10.2 Form of Stock Option Grant to Key Employees. (1)(3)

10.3 Purchase Agreement, dated July 23, 1999, among Woods Equipment Company, WEC Company and Credit Suisse First Boston Corporation. (1)

10.4 Form of Executive Stock Agreement, dated August 7, 1998, between Woods Equipment Company and certain employees thereof. (1)(3)

10.5 Form of Promissory Note, dated August 7, 1998, issued by certain employees of Woods Equipment Company to Woods Equipment Company. (1)(3)

10.6 Management Services Agreement, dated August 7, 1998, between Woods Equipment Company and Madison Dearborn Partners, Inc. (1)

21.1 Subsidiaries of Woods Equipment Company. (1)

27.1 Financial Data Schedule.


_______________________

(1) Incorporated by reference to the same numbered exhibit to the Registration Statement on Form S-4 (Registration No. 333-88759) of Woods Equipment Company and WEC Company, as declared effective by the Commission on October 26, 1999.

(2) Schedules omitted in reliance upon Item 601(b)(2) to Regulation S-K. Woods Equipment Company agrees to furnish supplementally a copy of any omitted schedule with the Commission upon request.

(3) Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.