Form 10-Q
period 1999-04-01
WOODS EQUIPMENT CO
filed 2000-05-12
CIK 922504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 of 15(d)
                    of the Securities Exchange Act of 1934
                 for the Quarterly Period Ended April 1, 2000

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

        Yes [X]                                         No [_]

                 Number of shares of Common Stock outstanding
                        as of April 26, 2000: 1,107,496

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Woods Equipment Company
                     Condensed Consolidated Balance Sheets
                   (In Thousands, Except Shares Information)

                                                                                     April 1              January 1
                                                                                      2000                  2000
                                                                                   (Unaudited)
                                                                                  -----------------------------------
Assets
Current assets:
     Cash                                                                         $    1,779                $       -
     Trade accounts receivable, less allowance of $396 and $ 448                      66,317                   38,698
     Inventories, net                                                                 39,509                   36,322
     Deferred income taxes                                                             3,166                    3,166
     Prepaid expenses and other current assets                                         1,549                    1,654
                                                                                  -----------------------------------
Total current assets                                                                 112,320                   79,840
Property, plant, and equipment:
     Land                                                                                705                      882
     Buildings                                                                         9,952                   11,328
     Machinery and equipment                                                          29,442                   29,151
     Office furniture, fixtures, and equipment                                         9,873                    9,093
                                                                                  -----------------------------------
                                                                                      49,972                   50,454
     Less:  accumulated depreciation                                                  17,486                   17,181
                                                                                  -----------------------------------
                                                                                      32,486                   33,273
Excess of cost over fair value of net assets acquired, less accumulated
     amortization of $6,741, and $5,704 respectively                                                           76,552
Other assets, net                                                                                               9,244
                                                                                  -----------------------------------
                                                                                  $  229,262                $ 198,909
                                                                                  ===================================
Liabilities and stockholders' equity
Current liabilities:
     Current maturities of long-term obligations                                  $      517                $     529
     Accounts payable                                                                 22,735                   12,071
     Accrued expenses                                                                  8,818                   16,049
                                                                                  -----------------------------------
Total current liabilities                                                             32,070                   28,649
Long-term obligations, less current maturities                                       202,662                  176,241
Deferred income taxes                                                                  3,166                    3,166
Other long-term liabilities                                                               62                       62

Redeemable preferred stock and accrued dividends                                      52,236                   51,141

Common stockholders' deficit:
     Common stock, $.01 par value; authorized - 5,000,000 shares; 1,118,495 issued and 1,107,496 outstanding in 2000; 1,116,868 issued and
        1,105,869 outstanding in 1999                                                     11                       11

     Additional paid-in capital                                                       22,228                   22,202
     Retained earnings (accumulated deficit)                                         (82,483)                 (81,792)
     Treasury stock, at cost (10,999 shares in 2000 and 1999)                           (177)                    (177)
     Notes receivable from stockholders                                                 (513)                    (594)
                                                                                  -----------------------------------
                                                                                     (60,934)                 (60,350)
                                                                                  -----------------------------------
                                                                                  $  229,262                $ 198,909
                                                                                  -----------------------------------

See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                  April 1               April 3
                                                                                   2000                   1999
                                                                                   ----                   ----
Net sales                                                                         $ 68,649              $ 41,960
Cost of sales                                                                       48,875                30,410
                                                                                  --------              --------
Gross profit                                                                        19,774                11,550
Operating Expenses:
 Selling                                                                             8,333                 3,620
 General and administrative                                                          2,804                 1,985
 Special charges                                                                        38                 1,138
 Engineering                                                                         1,046                   866
 Management fee paid to affiliate                                                       75                    75
 Amortization                                                                        1,315                   629
 Other operating income, net                                                            (4)                   (1)
                                                                                  --------              --------
                                                                                    13,607                 8,312
                                                                                  --------              --------
Operating income                                                                     6,167                 3,238
Interest expense, including amortization of deferred financing costs                 5,840                 2,833
                                                                                  --------              --------
Income before tax provision                                                            327                   405
Income tax provision                                                                     -                   371
                                                                                  --------              --------
Net income                                                                        $    327              $     34
                                                                                  ========              ========

See accompanying notes to condensed consolidated financial statements

                            Woods Equipment Company

      Condensed Consolidated Statement of Changes in Stockholders' Equity
                   (In Thousands, Except Shares Information)
                                  (Unaudited)



                                                                                                    Notes
                                       Number of          Additional                             Receivable
                                        Common    Common   Paid-in    (Accumulated   Treasury       From
                                        Shares    Stock    Capital      Deficit)       Stock    Stockholders     Total
                                     -----------------------------------------------------------------------------------
Balance at January 1, 2000             1,105,869  $   11   $  22,202  $    (81,792)  $   (177)  $      (594)   $ (60,350)

Sale of common stock                       1,627                  26                                                  26
Payments by stockholders                                                                                 81           81
Net income                                                                     327                                   327
Preferred stock dividends accrued                                           (1,018)                               (1,018)
                                     -----------------------------------------------------------------------------------
Balance at April 1, 2000               1,107,496  $   11   $  22,228  $    (82,483)  $   (177)  $      (513)   $ (60,934)
                                     ===================================================================================


See accompanying notes to condensed consolidated financial statements

                            Woods Equipment Company
                Condensed Consolidated Statements of Cash Flows
                          (In Thousands)  (Unaudited)


                                                                                            Three Months Ended
                                                                                  -------------------------------------
                                                                                     April 1                 April 3
                                                                                      2000                    1999
                                                                                      ----                    ----
OPERATING ACTIVITIES:
Net income                                                                          $       327           $        34
Adjustments to reconcile net income to net
   cash used in operating activities:
  Depreciation                                                                            1,074                   972
  Amortization                                                                            1,490                   629
  Noncash interest expense - Debenture accretion                                          1,020                   -
  Bad debt write-offs, net                                                                   85                    16
  Equity in earnings of joint venture                                                       (31)                  (41)
  (Gain) loss on sale of property, plant and equipment                                       15                   (11)
  Changes in operating assets and liabilities; net of effects of acquisitions:
             Trade accounts receivables                                                 (27,704)              (14,813)
             Inventories                                                                 (3,187)                  120
             Prepaid expenses and other assets                                              (11)                 (237)
             Accounts payable                                                            10,664                 2,195
             Accrued  expenses                                                           (7,231)                  304
                                                                                   ------------          ------------
                         Net cash used in operating activities                          (23,489)              (10,832)
INVESTING ACTIVITIES
Purchases of property, plant and equipment                                               (1,246)               (1,226)
Proceeds from sale of property, plant and equipment                                         944                    84
                                                                                   ------------          ------------
                         Net cash used in investing activities                             (302)               (1,142)
FINANCING ACTIVITIES
Proceeds from old revolving loans                                                           -                  11,000
Payments on old term loans and other notes                                               (1,061)                 (285)
Proceeds from new revolver, net                                                          26,450                   -
Proceeds from sale of common stock                                                           26                   -
Proceeds from sale of preferred stock                                                        74                   -
Redemption of common stock                                                                  -                     (27)
Redemption of preferred stock                                                               -                     (69)
Net change in notes receivable from stockholders                                             81                     3
                                                                                   ------------          ------------
                         Net cash provided by financing activities                       25,570                10,622
                                                                                   ------------          ------------
Net increase (decrease) in cash                                                           1,779                (1,352)
Cash at beginning of period                                                                 -                   1,352
                                                                                   ------------          ------------
Cash at end of period                                                               $     1,779           $         -
                                                                                   ============          ============
Supplemental cash flow information
Cash paid for interest                                                              $     8,058           $     1,987
Cash paid for income taxes                                                                   14                    17


See accompanying notes to condensed consolidated financial statements

                            Woods Equipment Company

             Notes to Condensed Consolidated Financial Statements
                  (In Thousands, Except  Shares Information)
                                  (Unaudited)


1.   Description of Business and Acquisitions

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

          In July 1999, the Company purchased substantially all the assets of Tru-Part Manufacturing Corporation (TISCO), and all the outstanding stock of Central Fabricators, Inc. (Central Fabricators) and the attachments division of Alitec Corporation, (Alitec Attachments Division), for $38,532, $28,361, and $10,862 in cash, respectively. In conjunction with the acquisitions, the Company recorded $52,725 in cost in excess of net assets acquired.

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

          The transactions were financed primarily from proceeds of $24,269 from the sale of 15% senior discount debentures and $130,000 from the sale of 12% senior notes.

          In related transactions, the Company entered into non-compete agreements with former management of Central Fabricators and Alitec Attachments Division. The three-year non-compete agreements, with an imputed interest rate of 9%, had a collective net present value of $1,266 on date of acquisition.

          In addition, the Company entered into lease agreements of nine existing facilities with the former owners of TISCO, Central Fabricators, and Alitec Attachments Division. The leases range from terms of two to seven years, and have an initial annual rent expense of $1,320.

          The acquisitions were accounted for as purchases and accordingly, the condensed consolidated statement of operations for three months ended, April 1, 2000, includes the results of the acquisition from their respective date of acquisition. The following unaudited pro forma statements of operations data for the three months ended April 1, 2000, and April 3, 1999, are based on certain amounts derived from the unaudited statements of operations of acquisitions for the periods indicated, and assumes that the acquisition of the assets of TISCO, Alitec Attachment Division, and Central Fabricators, occurred as of the beginning of the periods presented.

   Net Sales                                    $68,649     $66,367
   Operating Income                               6,166       4,606
   Income (Loss) before extraordinary item          327          28

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended April 1, 2000, and April 3, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. These financial statements should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended January 1, 2000.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Related Party Expenses

          The Company purchases manufactured finished goods at cost from its joint venture investment, which amounted to $1.5 million for each of the three month periods ended April 1, 2000, and April 3, 1999.

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

     A summary of the Company's operations by segment for the three-month periods ended April 1, 2000 and April 3, 1999, is as follows:

                                                   Three Months Ended
                                             ----------------------------
                                                 April 1        April 3
     Net sales                                     2000           1999
                                                   ----           ----
     Grounds maintenance                      $    52,190     $    33,082
     Construction                                  15,069           8,447
     Other                                          1,390             431
                                             ----------------------------
      Total net sales                         $    68,649     $    41,960
                                             ============================

     Operating income
     Grounds maintenance                      $     7,504     $     4,903
     Construction                                     989           1,260
     Other                                            132              41
     Corporate                                     (2,458)         (2,966)
                                             ----------------------------
     Total operating income                         6,167           3,238
     Interest expense                               5,840           2,833
                                             ----------------------------
     Income before income taxes               $       327     $       405
                                             ============================


                                                  April 1       January 1
                                                    2000           2000
                                                    ----           ----
     Assets
     Grounds maintenance                      $    117,224    $    86,216
     Construction                                   21,204         19,758
     Other                                           1,184          1,442
     Corporate                                      89,650         91,493
                                             ----------------------------
     Total assets                             $    229,262    $   198,909
                                             ============================

The investment in joint venture is included in the other segment for all years presented.

                                                  April 1         April 3
                                                    2000            1999
                                                    ----            ----
     Additions to long-lived assets
     Grounds maintenance                           $ 1,095        $   993
     Construction                                      147            166
     Other                                               0              0
     Corporate                                           4             67
                                                   -------        -------
     Total additions to long-lived assets          $ 1,246        $ 1,226
                                                   =======        =======

     The Company had no significant amounts of sales to or any long-lived assets in an individual country outside the United States.

4.   Inventories
     Inventories consist of the following:

                                                April 1         January 1
                                                  2000             2000
                                                  ----             ----
     Raw Materials                             $    7,612       $    6,642
     Work in Process                                3,020            3,036
     Finished goods                                30,311           28,078
                                               ---------------------------
     Total inventories at FIFO                 $   40,943       $   37,756
     LIFO adjustment                               (1,434)          (1,434)
                                               ---------------------------
     Total inventories at LIFO                 $   39,509       $   36,322
                                               ===========================


5.   Accrued Expenses
          Accrued expenses consist of the following:

                                                April 1         January 1
                                                  2000             2000
                                                  ----             ----
Salaries, wages and employee benefits          $   2,365        $    5,179
Interest                                           3,386             6,725
Warranty                                             848               849
Restructuring costs                                   65               690
Property, payroll, and other taxes                   367               200
Contingent consideration                           1,134             1,134
Other                                                653             1,272
                                               ---------------------------
                                               $   8,818        $   16,049
                                               ===========================

6.   WEC Company Condensed Financial Information

          Summary balance sheet information for WEC Company is as follows:

                                                April 1          January 1
                                                  2000             2000
                                                  ----             ----
     Current assets                            $   112,320     $    79,840
     Non current assets                            116,942         119,069
                                               ---------------------------
     Total assets                              $   229,262     $   198,909
                                               ===========================
     Current liabilities                            32,070          28,649
     Non current liabilities                       178,971         153,570
                                               ---------------------------
     Total liabilities                         $   211,041     $   182,219
                                               ===========================

     Summary results of operations for WEC Company is as follows:

                                         April 1          April 3
                                          2000             1999
                                          ----             ----
Net Sales                                     68,649          41,960
Gross profit                                  19,774          30,410
Operating income                               6,167           3,238
Income before tax provision                    1,347             405
Net income                                     1,347              34


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

7.   Revolving Loan and Other Long-Term Obligations

     Long-term obligations consist of the following:

                                                           April 1   January 1
                                             Rates          2000       2000
                                       ---------------------------------------
           Revolver                     8.71% to 10.25%    41,450   $ 15,000

           Senior discount debentures             15.0%    26,919     25,899
           Senior notes                           12.0%   130,000    130,000
           Seller promissory note                  7.5%     3,753      4,705

           Other obligations               7.5% to 9.0%     1,057      1,166
                                        --------------------------------------
                                                          203,179    176,770
           Less:  Current maturities                          517        529
                                                       -----------------------
           Total long-term obligations                   $202,662   $176,241
                                                       -----------------------


     Total borrowings under the revolving credit facility are not to exceed $42.5 million, including a note of $2.5 million with the Company's bank, as permitted under the terms of the Company's revolving credit facility. Additional borrowing capacity under revolving credit facility was $0.02 million at April 1,
2000.  The $2.5 million note was paid off on April 18, 2000.   As of April 28,
2000, the Company had $31.1 million outstanding and $7.9 million available under its facility.

     WEC Company is subject to a fee of .50% per annum applied to the amount of unused borrowings available on the revolving credit facility. The revolving credit facility expires on July 28, 2004. Interest on the revolving credit facility is payable quarterly and is determined at the Company's option of either a specified bank base rate plus margins ranging from .50% to 1.50%, or a Eurodollar rate plus Eurodollar margins ranging from 1.50% to 2.50%. Letters of credit of $1.1 million were outstanding at April 1, 2000. All borrowings under the revolving credit facility are guaranteed by the Company.

          The Company's revolving loan is subject to restrictive financial covenants, including a minimum interest coverage and fixed charge coverage ratio, a maximum leverage ratio, and limitations on capital expenditures and dividends.

          The senior discount debentures (debentures) consist of the initial issuance amount ($24,269) plus accretion through April 1, 2000 ($2,650). The debentures accrete at a rate of 15%, compounded quarterly, to an aggregate amount of $51,927 on July 15, 2004. There after, the debentures will accrue interest at a rate of 15% per annum, payable in cash quarterly on January 15/th/, April 15/th/, July 15/th/, and October 15/th/ of each year, commencing October 15, 2004.

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

          The seller promissory note was issued in connection with an acquisition. The note is payable in monthly installments of principal and interest of $0.04 million, with the final payment due in July 2009, and bears annual interest at 7.5%.

          Included in other obligations are three noncompete agreements with key members of the management of acquired entities. At April 1, 2000, the noncompete agreements require total remaining payments of $1.0 million net of imputed interest, over two-to three-year periods, and have been discounted to their net present value using a rate of 9.0%

          Substantially all assets of the Company are collateralized by the above debt.


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

     Outlook

          While we believe our revenue base is reasonably diversified by industry, geographic region, application and end-user, any weakness in one or more of our end markets can impact our revenue and profitability. In recent months, our revenue growth has been aided by strength in certain segments of the construction market, particularly with the growth of skid steers and excavators. In addition, the grounds maintenance market is continuing to grow as 40 horsepower tractors increase in the first quarter of 2000 compared to first quarter 1999.


     Working Capital Requirements

          Our accounts receivables significantly increases throughout the first quarter of each year to allow dealers to accumulate inventory for sale during the warmer months of the year. These dealer inventories are non-returnable to Woods and invoiced upon shipment. Our net average borrowings under our revolving credit facility for the twelve months ended April 1, 2000, was approximately $10.3 million.

          The acquisitions were accounted for using the purchase method of accounting. As a result, the acquisitions will prospectively affect our results of operations in certain significant respects. The aggregate acquisitions costs (including the assumption of liabilities and estimated transaction expenses) of approximately $77.8 million has been allocated to the tangible and intangible assets acquired and liabilities assumed by us based on their respective fair values as of the date of the acquisitions. The allocation of the purchase price, to the assets acquired in the acquisitions, resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings of Woods to finance the acquisitions, our interest expense has increased significantly.


     Results of Operations


          The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as a percentage of sales, as well as, in thousands.


                                                                                  Three Months Ended
                                                                       April 1                         April 3
                                                                         2000                            1999
                                                                       -------                         -------
Net Sales                                                     $   68,649        100.0%        $   41,960        100.0%
Cost of Sales                                                     48,875         71.2%            30,410         72.5%
                                                              ----------                      ----------
Gross Profit                                                      19,774         28.8%            11,550         27.5%
Operating expenses:
  Selling                                                          8,333         12.2%             3,620          8.6%
  General and administrative                                       2,804          4.1%             1,985          4.7%
  Special charges                                                     38          0.0%             1,138          2.7%
  Engineering                                                      1,046          1.5%               866          2.1%
  Management fee paid to affiliate                                    75          0.1%                75          0.2%
  Amortization                                                     1,315          1.9%               629          1.5%
  Other operating income, net                                         (4)         0.0%                (1)         0.0%
                                                              ----------                      ----------
                                                                  13,607         19.8%             8,312         19.8%
Operating income                                                   6,167          9.0%             3,238          7.7%
Interest expense, including amortization of deferred
  financing costs                                                  5,840          8.5%             2,833          6.8%
                                                              ----------                     -----------
 Income before tax provision                                         327          0.5%               405          0.9%
Income tax provision                                                   -          0.0%               371          0.9%
                                                              ----------                     -----------
Net income                                                    $      327          0.5%       $        34          0.0%
                                                              ==========                     ===========


     Three Months Ended April 1, 2000, Compared to Three Months Ended April 3, 1999.

          Net sales for the three months ended April 1, 2000, ("first quarter") were $68.6 million, an increase of $26.7 million or 63.6%, from $41.9 million in the comparable quarter of 1999. The overall increase in net sales was primarily attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), Alitec Attachments Division (acquired July 30, 1999) partially offset by a 2.8 % decline in Woods' core business, which the Company defines as those businesses that the Company has owned for two years. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:


     Segment                         2000            1999        % Change
     ---------------------           -----           ----        --------
     Grounds Maintenance          $   52,190      $   33,082         57.8%
     Construction                     15,069           8,447         78.4%
     Other                             1,390             431        222.5%
                                 ------------    ------------
     Total Net Sales              $   68,649      $   41,960         63.6%
                                 ============    ============

       The 57.8% increase in the grounds maintenance segment was primarily due to the acquisition of TISCO. Woods' core business in this segment increased by approximately 3% or $1.0 million. The 78.4% increase in the construction segment was due to the acquisition of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment decreased by approximately 23.7%, or $2.0 million from the comparable period in the prior year. The decline in Woods' core construction business is due to the loss of the John Deere OEM business in May 1999, as a result of John Deere deciding to manufacture buckets in Mexico versus outsourcing. The balance of Woods' core business was consistent with the prior comparable period. The other category increased 222.5% from the prior year due to a recovery in the upper plains states of the sugar beet market as sugar prices have stabilized.


       Gross profit as a percentage of net sales in the first quarter of 2000 was 28.8%, or $19.8 million compared to 27.5%, or $11.5 million, in the comparable quarter of 1999. The improvement in gross margins is the result of favorable product mix with sales of higher margin Alitec and Central Fabricators products, coupled with realized cost reductions in our core manufacturing plants of $0.7 million.

     Operating expenses in the first quarter of 2000 were 19.8% of net sales or $13.6 million compared to 19.8% or $8.3 million, in the comparable quarter of 1999. The increase in operating expenses is due to normal operating expenses related to the newly acquired companies in 2000 of approximately $5.3 million, and increased goodwill amortization expense of approximately $0.7 million. Special charges of $0.04 million in 2000 relate to the closing of the Seguin, Texas facility and special charges of $1.1 million in 1999 relate to the failed acquisition of Alamo Group.

       Interest expense was $5.8 million for the first quarter of 2000, an increase of $3.0 million, or 93.3%, from $2.8 million in the prior year. The increase is the result of additional interest costs relating to the increase in debt attributable to the July 1999 acquisitions.

       Operating income in the first quarter of 2000 was 9.0% of net sales or $6.2 million compared to $3.2 million or 7.6% in the comparable quarter of 1999.

     Liquidity and Capital Resources

       Cash used in operating activities during the three months ended April 1, 2000, and the prior three months ended April 3, 1999, was $23.5 million and $10.8 million, respectively. The use of cash in each period is due to the seasonal working capital needs of the first quarter. Woods' working capital requirements reach their seasonal peak during the first quarter due primarily to increased accounts receivable.

       Capital expenditures for the three months ended April 1, 2000, and April 3, 1999, were approximately $1.2 million in each period. Capital expenditures for these periods were used to purchase additional equipment, tooling and information technology upgrades. Woods intends to make capital expenditures of $10.0 million in the remainder of 2000 primarily for capacity expansion at certain facilities and information technology upgrades.

       Woods' senior credit facility provides for a $40.0 million revolving line of credit, which was fully drawn as of April 1, 2000. In March 2000, Woods borrowed an additional $2.5 million under a supplemental credit agreement with its principal lenders. These borrowings were repaid on April 18, 2000. At May 1, 2000, the outstanding balance the of revolving credit facility was $31.1 million. The senior credit facility matures on July 28, 2004. Interest on revolving loans under the senior credit facility will bear interest at rates based upon federal of Eurodollar rates plus an applicable margin. All borrowings under the senior revolving credit facility are guaranteed by Woods and are secured by substantially all of the assets of WEC.

       Our senior credit facility and the indentures under which the senior discount debentures and senior notes were issued contain numerous restrictive covenants, including, among other things, covenants that limit the ability of Woods and WEC, as the case may be, to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In particular, under the senior credit facility and the senior notes indenture WEC is restricted in its ability to pay dividends to Woods. Under the senior credit facility, WEC is prohibited from paying any dividends to Woods except for certain limited exceptions, one of which is the payment of dividends to Woods to permit Woods to make regularly scheduled interest payments on any subordinated indebtedness incurred by Woods that it was permitted to incur under the senior credit facility, which includes the senior discount debentures. Similarly, the senior notes indenture restricts WEC's ability to pay dividends to Woods to an amount equal to 50% of WEC's cumulative consolidated net income from July 3, 1999, to the end of the most recent fiscal quarter ending prior to the payment date. Notwithstanding the foregoing, the senior notes indenture provides that WEC can make cash payments to Woods from and after October 15, 2004, to enable Woods to make required interest payments on the debentures provided that, among other things, WEC's consolidated coverage ratio after giving effect to such payments exceeds 2.5 to 1. In addition, the senior credit facility requires WEC to meet specified financial ratios and tests. In the event that we fail to comply with the various covenants contained in our senior credit facility, we would be in default under out senior credit facility, and, in any such case, the maturity of substantially all of our long-term indebtedness could be accelerated.

          Woods anticipates that its principal use of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior revolving credit facility, will be adequate to meet its anticipated requirements. Woods cannot make any assurances that its business will continue to generate sufficient cash flow from operations in the future to service its debt, and Woods may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a negative impact on Woods business.

     Seasonality

          The markets within which Woods operates are somewhat seasonal with peak use for Woods' products coming in the prime moving, landscaping and construction season during the spring and summer months. Woods has sales programs which provide certain quarterly and cash discount incentives to Woods' dealers to encourage pre-season orders. As a result of these programs, demand for Woods' products is fairly constant over the entire year. However, greater than 60% of Woods' EBITDA is generated during the first half of the year, in part due to the holiday season in the fourth calendar quarter. Woods' working capital requirements reach their seasonal peak during the first quarter due primarily to increased accounts receivable.

     Inflation

          Woods believes that inflation generally has not had a material impact on its operations or liquidity for the periods disclosed.

     Forward Looking Statements

          This report includes forward-looking statements, which relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

          These forward-looking statements are identified in this report by the use of terms and phrases such as "believes," "anticipates," "expects," "intends" and similar terms and phrases, including references to assumptions.

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


          (5) our inability to successfully integrate the operations of newly acquired companies as planned or achieve the anticipated cost savings from such integration;

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          We are exposed to market risks relating to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates. The counter parties are major financial institutions.

          We manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At April 1, 2000, we had fixed rate debt of $161.8 million and variable rate debt of $41.5 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at April 1, 2000 by approximately $13.0 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $.1 million.


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


                                   WOODS EQUIPMENT COMPANY


                                   Registrant


Date:  May 9, 2000                 /s/ Thomas J. Laird
--------------------------------------------------------------------------------
                                  Thomas J. Laird
                                  President and Chief Executive Officer


Date:  May 9, 2000                /s/ D. Stephen Crider
--------------------------------------------------------------------------------
                                  D. Stephen Crider
                                  Chief Financial Officer