Form 10-Q
period 2000-07-01
WOODS EQUIPMENT CO
filed 2000-08-15
CIK 922504

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended July 1, 2000

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

     Yes /X/           No / /

                  Number of shares of Common Stock outstanding
                         as of July 28, 2000: 1,106,845

PART  I.  FINANCIAL INFORMATION
Item  1.  Financial Statements

                            Woods Equipment Company
                     Condensed Consolidated Balance Sheets
                   (In Thousands, Except Shares Information)

                                                                                      July 1       January 1
                                                                                       2000           2000
                                                                                   (Unaudited)
                                                                                 --------------------------------
Assets
Current assets:
 Cash                                                                                    $  2,237        $    -
 Trade accounts receivable, less allowance of $415 and $448                                50,431          38,698
 Inventories, net                                                                          36,968          36,322
 Deferred income taxes                                                                      3,166           3,166
 Prepaid expenses and other current assets                                                  1,746           1,654
                                                                                 --------------------------------
Total current assets                                                                       94,548          79,840
Property, plant, and equipment:
 Land                                                                                         705             882
 Buildings                                                                                 11,971          11,328
 Machinery and equipment                                                                   29,442          29,151
 Office furniture, fixtures, and equipment                                                  9,873           9,093
                                                                                 --------------------------------
                                                                                           51,991          50,454
 Less:  accumulated depreciation                                                           18,455          17,181
                                                                                 --------------------------------
                                                                                           33,536          33,273
Excess of cost over fair value of net assets acquired, less
 accumulated amortization of $7,779, and $5,704 respectively                               74,706          76,552
Other assets, net                                                                           8,552           9,244
                                                                                 --------------------------------
                                                                                         $211,342        $198,909
                                                                                 ================================
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term obligations                                             $    510        $    529
 Accounts payable                                                                          12,818          12,071
 Accrued expenses                                                                          12,634          16,049
                                                                                 --------------------------------
Total current liabilities                                                                  25,962          28,649
Long-term obligations, less current maturities                                            188,908         176,241
Deferred income taxes                                                                       3,166           3,166
Other long-term liabilities                                                                    62              62

Redeemable preferred stock and accrued dividends                                           53,253          51,141
Common stockholders' deficit:
 Common stock, $.01 par value; authorized - 5,000,000 shares;
  1,118,495 issued and 1,106,845 outstanding in 2000; 1,116,868 issued
  and 1,105,869 outstanding in 1999                                                            11              11


 Additional paid-in capital                                                                22,228          22,202
 Retained earnings (accumulated deficit)                                                  (81,598)        (81,792)
 Treasury stock, at cost (11,650 shares in 2000, and 10,999 in 1999)                         (187)           (177)
 Notes receivable from stockholders                                                          (463)           (594)
                                                                                 --------------------------------
                                                                                          (60,009)        (60,350)
                                                                                 --------------------------------
                                                                                         $211,342        $198,909
                                                                                 ================================

See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company

                Condensed Consolidated Statements of Operations

                                (In Thousands)
                                  (Unaudited)

                                             Three Months Ended       Six Months Ended
                                            --------------------    --------------------
                                             July 1      July 3      July 1      July 3
                                              2000        1999        2000        1999
                                            --------    --------    --------    --------
Net sales                                   $ 73,286    $ 43,837    $141,935    $ 85,797
Cost of sales                                 52,460      31,178     101,335      61,588
                                            --------    --------    --------    --------
Gross profit                                  20,826      12,659      40,600      24,209
Operating Expenses:
    Selling                                    7,713       3,480      16,046       7,100
    General and administrative                 3,070       1,867       5,874       3,852
    Special charges                               --          --          38       1,138
    Engineering                                1,037         806       2,083       1,672
    Management fee paid to affiliate              75         (75)        150          --
    Amortization                               1,286         640       2,601       1,269
    Other operating income, net                 (197)       (154)       (201)       (155)
                                            --------    --------    --------    --------
                                              12,984       6,564      26,591      14,876
                                            --------    --------    --------    --------
Operating income                               7,842       6,095    $ 14,009       9,333
Interest expense, including amortization
  of deferred financing costs                  5,908       2,752    $ 11,748       5,585
                                            --------    --------    --------    --------
Income before tax provision                    1,934       3,343       2,261       3,748
Income tax provision                              --       1,455          --       1,826
                                            --------    --------    --------    --------
Net income                                  $  1,934    $  1,888    $  2,261    $  1,922
                                            ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements

                            Woods Equipment Company

      Condensed Consolidated Statement of Changes in Stockholders' Equity

                   (In Thousands, Except Shares Information)
                                  (Unaudited)

                                                                                                    Notes
                                     Number of            Additional                              Receivable
                                      Common     Common    Paid-in     (Accumulated   Treasury       From
                                      Shares     Stock     Capital       Deficit)      Stock     Stockholders     Total
                                     ---------   ------   ----------   ------------   --------   ------------   ---------
Balance at January 1, 2000           1,105,869     $11      $22,202      $(81,792)     $(177)       $(594)      $(60,350)

Sale of common stock                     1,627                   26                                                   26
Payments by stockholders                                                                              131            131
Purchase of common stock                  (651)                                          (10)                        (10)
Net income                                                                  2,261                                  2,261
Preferred stock dividends accrued                                          (2,067)                                (2,067)
                                     ---------     ---      -------      --------      -----        -----       --------
Balance at July 1, 2000              1,106,845     $11      $22,228      $(81,598)     $(187)       $(463)      $(60,009)
                                     =========     ===      =======      ========      =====        =====       ========

See accompanying notes to condensed consolidated financial statements

                            Woods Equipment Company

                Condensed Consolidated Statements of Cash Flows

                          (In Thousands)  (Unaudited)

                                                                      Six Months Ended
                                                                    --------------------
                                                                     July 1      July 3
                                                                      2000        1999
                                                                    --------    --------
OPERATING ACTIVITIES:
Net income                                                          $  2,261    $  1,922
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation                                                       2,066       1,997
    Amortization                                                       2,951       1,548
    Noncash interest expense - Debenture accretion                     2,059          --
    Bad debt write-offs, net                                              85          19
    Equity in earnings of joint venture                                 (149)       (101)
    (Gain) loss on sale of property, plant and equipment                  23         (20)
    Changes in operating assets and liabilities; net of effects of acquisitions:
        Trade accounts receivables                                   (11,818)     (5,595)
        Inventories                                                     (646)      2,852
        Prepaid expenses and other assets                               (355)         74
        Accounts payable                                                 747       2,948
        Accrued expenses                                              (3,415)         --
                                                                    --------    --------
            Net cash (used in) provided by operating activities       (6,191)      5,644
INVESTING ACTIVITIES
Purchases of property, plant and equipment                            (3,308)     (2,620)
Proceeds from sale of property, plant and equipment                      956          --
                                                                    --------    --------
            Net cash used in investing activities                     (2,352)     (2,620)
FINANCING ACTIVITIES
Payments on old term loans and other notes                            (1,210)       (573)
Proceeds from new revolver, net                                       11,800      (3,750)
Proceeds from sale of common stock                                        26          40
Proceeds from sale of preferred stock                                     74          --
Redemption of common stock                                               (10)        (67)
Redemption of preferred stock                                            (31)        (29)
Net change in notes receivable from stockholders                         131           3
                                                                    --------    --------
            Net cash provided by financing activities                 10,780      (4,376)
                                                                    --------    --------
Net increase (decrease) in cash                                        2,237      (1,352)
Cash at beginning of period                                               --       1,352
                                                                    --------    --------
Cash at end of period                                               $  2,237    $     --
                                                                    ========    ========
Supplemental cash flow information
Cash paid for interest                                              $  8,931    $  3,909
Cash paid for income taxes                                                86        (481)

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

          Central Fabricators - one of the leading independent manufacturers of pin-on excavator buckets for the U.S. construction industry; and

          Alitec Attachments Division - a manufacturer of patented hydraulic powered attachments for the rapidly growing U.S. skid steer market.

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

     The acquisitions were accounted for as purchases and accordingly, the condensed consolidated statement of operations for six months ended, July 1, 2000, includes the results of the acquisition from their respective date of acquisition. The following unaudited pro forma statements of operations data for the six months ended July 1, 2000, and July 3, 1999, are based on certain amounts derived from the unaudited statements of operations of acquisitions for the periods indicated, and assumes that the acquisition of the assets of TISCO, Alitec Attachment Division, and Central Fabricators, occurred as of the beginning of the periods presented.

                                     July 1             July 3
                                      2000               1999
                                    --------           --------
Net Sales                           $141,935           $137,066
Operating Income                      14,009             13,258
Net Income                             2,261              1,239

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended July 1, 2000, and July 3, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. These financial statements should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended January 1, 2000.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Related Party Expenses

     The Company purchases manufactured finished goods at cost from its joint venture investment, which amounted to $2.9 million for each of the six month periods ended July 1, 2000, and July 3, 1999.

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

     A summary of the Company's operations by segment for the three-month and six-month periods ended July 1, 2000 and July 3, 1999, is as follows:

                                                 Three Months Ended                             Six Months Ended
                                         --------------------------------               -----------------------------
                                           July 1                  July 3                  July 1              July 3
                                            2000                    1999                    2000                1999
Net sales                                   ----                    ----                    ----                ----
Grounds maintenance                      $54,099                 $31,867                $106,289             $64,949
Construction                              17,736                   9,304                  32,805              17,751
Other                                      1,451                   2,666                   2,841               3,097
                                         --------------------------------               -----------------------------
 Total net sales                         $73,286                 $43,837                $141,935             $85,797
                                         ===============================                =============================

Operating income
Grounds maintenance                      $ 8,625                 $ 5,030                $ 16,129             $11,110
Construction                               1,330                   1,097                   2,319               2,639
Other                                        152                     269                     284                 295
Corporate                                 (2,265)                   (301)                 (4,723)             (4,711)
                                         --------------------------------               -----------------------------
Total operating income                     7,842                   6,095                  14,009               9,333
Interest expense                           5,908                   2,752                  11,748               5,585
                                         --------------------------------               -----------------------------
Income before income taxes               $ 1,934                 $ 3,343                $  2,261             $ 3,748
                                         ===============================                =============================

                                               July 1       January 1
                                                2000            2000
                                                ----            ----
Assets
Grounds maintenance                           $100,097        $ 86,216
Construction                                    21,328          19,758
Other                                            1,446           1,442
Corporate                                       88,471          91,493
                                              ------------------------
Total assets                                  $211,342        $198,909
                                              ========================

The investment in joint venture is included in the other segment for all years presented.

                                                July 1          July 3
                                                 2000            1999
                                                ------          ------
Additions to long-lived assets
Grounds maintenance                             $2,760          $2,178
Construction                                       529             304
Corporate                                           19             138
                                              ------------------------
Total additions to long-lived assets            $3,308          $2,620
                                              ========================

The Company had no significant amounts of sales to or any long-lived assets in an individual country outside the United States.

4.  Inventories
    Inventories consist of the following:

                                                             July 1   January 1
                                                              2000      2000
                                                            --------  ---------
    Raw Materials                                           $ 7,644     $ 6,642
    Work in Process                                           2,971       3,036
    Finished goods                                           27,786      28,078
                                                            -------------------
    Total inventories at FIFO                               $38,401     $37,756
    LIFO adjustment                                          (1,433)     (1,434)
                                                            -------------------
    Total inventories at LIFO                               $36,968     $36,322
                                                            ====================

5.  Accrued Expenses
    Accrued expenses consist of the following:

                                                             July 1    January 1
                                                              2000       2000
                                                           ---------------------
    Salaries, wages and employee benefits                   $ 3,249     $ 5,179
    Interest                                                  7,242       6,725
    Warranty                                                    874         849
    Restructuring costs                                          65         690
    Property, payroll, and other taxes                          271         200
    Contingent consideration                                      -       1,134
    Other                                                       933       1,272
                                                            -------------------
                                                            $12,634     $16,049
                                                            ===================

6.  WEC Company Condensed Financial Information

    Summary balance sheet information for WEC Company is as follows:

                                                             July 1    January 1
                                                              2000       2000
                                                            --------   ---------
    Current assets                                          $ 94,548    $ 79,840
    Non current assets                                       116,794     119,069
                                                            --------------------
    Total assets                                            $211,342    $198,909
                                                            ====================
    Current liabilities                                       25,962      28,649
    Non current liabilities                                  164,178     153,570
                                                            --------------------
    Total liabilities                                       $190,140    $182,219
                                                            ====================

     Summary results of operations for WEC Company is as follows:

                                                                          Three Months Ended             Six Months Ended
                                                                          July 1         July 3         July 1         July 3
                                                                           2000           1999           2000           1999
                                                                        -------          -------      ---------       --------
     Net Sales                                                           $73,286        $43,837        $141,935        $85,797
     Gross profit                                                         20,826         12,659          40,600         24,209
     Operating income                                                      7,842          6,095          14,009          9,333
     Income before tax provision                                           2,973          3,343           4,320          3,748
     Net income                                                          $ 2,973        $ 1,888        $  4,320        $ 1,922

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

7.   Revolving Loan and Other Long-Term Obligations

     Long-term obligations consist of the following:

                                                                       July 1             January 1
                                                Rates                   2000                 2000
                                       -------------------------------------------------------------
     Revolver                            10.25% to 11.00%            $ 26,800             $ 15,000

     Senior discount debentures               15.00%                   27,958               25,899
     Senior notes                             12.00%                  130,000              130,000
     Seller promissory note                    7.50%                    3,719                4,705

     Other obligations                    7.50% to 9.00%                  941                1,166
                                                             ---------------------------------------
                                                                      189,418              176,770
                                                             ---------------------------------------
     Less: Current maturities                                             510                  529
                                                             ---------------------------------------
     Total long-term obligations                                     $188,908             $176,241
                                                             =======================================

       Total borrowings under the revolving credit facility are not to exceed $40.0 million, as permitted under the terms of the Company's revolving credit facility. As of July 1, 2000, the Company had $26.8 million outstanding and $11.6 million available under its facility.

       WEC Company is subject to a fee of .50% per annum applied to the amount of unused borrowings available on the revolving credit facility. The revolving credit facility expires on July 28, 2004. Interest on the revolving credit facility is payable quarterly and is determined at the Company's option of either a specified bank base rate plus margins ranging from .50% to

1.50%, or a Eurodollar rate plus Eurodollar margins ranging from 1.50% to 2.50%. Letters of credit of $1.6 million were outstanding at July 1, 2000. All borrowings under the revolving credit facility are guaranteed by the Company.

     The Company's revolving loan is subject to restrictive financial covenants, including a minimum interest coverage and fixed charge coverage ratio, a maximum leverage ratio, and limitations on capital expenditures and dividends.

     The senior discount debentures (debentures) consist of the initial issuance amount ($24,269) plus accretion through July 1, 2000 ($3,689). The debentures accrete at a rate of 15%, compounded quarterly, to an aggregate amount of $51,927 on July 15, 2004. There after, the debentures will accrue interest at a rate of 15% per annum, payable in cash quarterly on January 15th, April 15th, July 15th, and October 15th of each year, commencing October 15, 2004.

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

     Included in other obligations are three noncompete agreements with key members of the management of acquired entities. At July 1, 2000, the noncompete agreements require total remaining payments of $0.9 million net of imputed interest, over two- to three-year periods, and have been discounted to their net present value using a rate of 9.0%

     Substantially all assets of the Company are collateralized by the above debt.


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

  Outlook

     While we believe our revenue base is reasonably diversified by industry, geographic region, application and end-user, any weakness in one or more of our end markets can impact our revenue and profitability. In recent months, our revenue growth has been aided by strength in certain segments of the construction market, particularly with the growth of road construction projects. However, excavators and tractor loader backhoes demand has declined during the first six months of 2000, compared to the first six month of 1999. The grounds maintenance market is continuing to grow as 40 horsepower tractors experienced a double-digit increase in the first six months of 2000 compared to first six months of 1999.

   Results of Operations


     The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as a percentage of sales, as well as, in thousands.

                                          Three Months Ended                        Six Months Ended
                                      July 1              July 3               July 1              July 3
                                       2000                1999                 2000                1999
--------------------------------------------------------------------------------------------------------------
Net Sales                        $73,286   100.0%    $43,837   100.0%    $141,935   100.0%    $85,797   100.0%
Cost of Sales                     52,460    71.6%     31,178    71.1%     101,335    71.4%     61,588    71.8%
                                 -------             -------             --------             -------
Gross Profit                      20,826    28.4%     12,659    28.9%      40,600    28.6%     24,209    28.2%
Operating expenses:
  Selling                          7,713    10.5%      3,480     7.9%      16,046    11.3%      7,100     8.3%
  General and administrative       3,070     4.2%      1,867     4.3%       5,874     4.1%      3,852     4.5%
  Special charges                      -     0.0%          -     0.0%          38     0.0%      1,138     1.3%
  Engineering                      1,037     1.4%        806     1.8%       2,083     1.5%      1,672     1.9%
  Management fee paid to
   affiliate                          75     0.1%        (75)   (0.2%)        150     0.1%          -     0.0%
  Amortization                     1,286     1.8%        640     1.5%       2,601     1.8%      1,269     1.5%
  Other operating income, net       (197)   (0.3%)      (154)   (0.4%)       (201)   (0.1%)      (155)   (0.2%)
                                 -------             -------             --------             -------
                                  12,984    17.7%      6,564    15.0%      26,591    18.7%     14,876    17.3%
Operating income                   7,842    10.7%      6,095    13.9%      14,009     9.9%      9,333    10.9%
Interest expense, including
 amortization of deferred
 financing costs                   5,908     8.1%      2,752     6.3%      11,748     8.3%      5,585     6.5%
                                 -------             -------             --------             -------
Income before tax provision        1,934     2.6%      3,343     7.6%       2,261     1.6%      3,748     4.4%
Income tax provision                   -     0.0%      1,455     3.3%           -     0.0%      1,826     2.1%
                                 -------             -------             --------             -------
Net income                       $ 1,934     2.6%    $ 1,888     4.3%    $  2,261     1.6%    $ 1,922     2.2%
                                 =======             =======             ========             =======

   Three Months Ended July 1, 2000, Compared to Three Months Ended July 3, 1999.

     Net sales for the three months ended July 1, 2000, ("second quarter") were $73.3 million, an increase of $29.5 million or 67.4%, from $43.8 million in the comparable quarter of 1999. The overall increase in net sales was primarily attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), Alitec Attachments Division (acquired July 30, 1999). Woods' core business, which the Company defines as those businesses that the Company has owned for two years, was flat with prior year during the second quarter. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:


Segment                       2000                  1999              % Change
--------------                ----                  ----              --------
Grounds Maintenance         $54,099               $31,867               69.8%
Construction                 17,736                 9,304               90.6%
Other                         1,451                 2,666              -45.6%
                            -------               -------
Total Net Sales             $73,286               $43,837               67.4%
                            =======               =======

     The 69.8% increase in the grounds maintenance segment was primarily due to the acquisition of TISCO. Woods' core business in this segment increased by approximately 9.6% or $3.4 million (due primarily to increased sales of batwings, backhoes and landscape rakes and blades). The 90.6% increase in the construction segment was due to the acquisition of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment decreased by approximately 23.7%, or $2.0 million, from the comparable period in the prior year. This decrease is due primarily to a decline in construction bucket sales, as a result of an OEM customer deciding to manufacture buckets internally. The balance of Woods' core construction business was consistent with the prior comparable period. The other category decreased -45.6% or $1.2 million, from the prior year same period due to the timing of shipments between first quarter and second quarter.

     Gross profit as a percentage of net sales in the second quarter of 2000 was 28.4%, or $20.8 million, compared to 28.9%, or $12.7 million, in the comparable quarter of 1999. The decline in gross margin percent is the result of increased costs associated with the production of Central Fabricators (Schofield, WI) excavator buckets and Alitec (Brownsburg, IN) skid steer attachments for Caterpillar. Each of these factories are near capacity and the Company is utilizing other manufacturing facilities to meet demand until we install additional production equipment and implement continuous flow manufacturing at Schofield and Brownsburg in the second half of 2000.

     Operating expenses in the second quarter of 2000 were 17.7% of net sales, or $13.0 million, compared to 15.0%, or $6.6 million, in the comparable quarter of 1999. The increase in operating expenses is due to normal operating expenses related to the newly acquired companies in 2000 of approximately $6.8 million, and increased goodwill amortization expense of approximately $0.7 million. The increases were offset by a $0.9 million reduction due to successful implementation of "day 1" synergies.

     Operating income in the second quarter of 2000 was $7.8 million, or 10.7% of net sales, compared to $6.1 million, or 13.9% of net sales, in the comparable quarter of 1999.

     Interest expense was $5.9 million for the second quarter of 2000, an increase of $3.1 million, or 90.2%, from $2.8 million in the prior year. The increase is the result of additional interest costs relating to the increase in debt attributable to the July 1999 acquisitions.


 Six Months Ended July 1, 2000, compared to Six Months Ended July 3, 1999.

     Net sales for the six months ended July 1, 2000, ("first half") were $141.9 million, an increase of $56.1 million or 65.4%, from $85.8 million in the comparable quarter of 1999. The overall increase in net sales was primarily attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), Alitec Attachments Division (acquired July 30, 1999). Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:


Segment                    2000                  1999              % Change
------------               ----                  ----              --------
Grounds Maintenance      $106,289              $64,949               63.6%
Construction               32,805               17,751               84.8%
Other                       2,841                3,097               -8.2%
                         --------              -------
Total Net Sales          $141,935              $85,797               65.4%
                         ========              =======

     The 63.6% increase in the grounds maintenance segment was primarily due to the acquisition of TISCO. Woods' core business in this segment increased by approximately 6.4% or $4.4 million. The 84.8% increase in the construction segment was due to the acquisition of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment decreased by approximately 23.4%, or $3.3 million from the comparable period in the prior year. This decline is due primarily to a decline in construction bucket sales as a result of an OEM customer deciding to manufacture buckets internally. The balance of Woods' core construction business was flat with the prior comparable period. The other category decreased 8.2%, or $0.3, million from the prior year due to the stabilization in the upper plains states of the sugar beet market.

     Gross profit as a percentage of net sales in the first half of 2000 was 28.6%, or $40.6 million compared to 28.2%, or $24.2 million, in the comparable quarter of 1999. The improvement in gross margins is the result of favorable product mix with sales of higher margin Alitec and Central Fabricators products, partially offset by increased costs in our construction manufacturing locations.

     Operating expenses in the first half of 2000 were 18.7% of net sales, or $26.6 million, compared to 17.3% or $14.9 million, in the comparable quarter of 1999. The increase in operating expenses is primarily due to normal operating expenses related to the newly acquired companies in 2000 of approximately $11.2 million, and increased goodwill amortization expense of approximately $1.4 million. Special charges of $0.04 million in 2000 relate to the closing of the Seguin, Texas facility and special charges of $1.1 million in 1999 relate to the failed acquisition of Alamo Group.

     Interest expense was $11.7 million for the first half of 2000, an increase of $6.1 million, or 108.9%, from $5.6 million in the prior year. The increase is the result of additional interest costs relating to the increase in debt attributable to the July 1999 acquisitions.

     Operating income in the first half of 2000 was $14.0 million, or 9.9% of net sales, compared to $9.3 million, or 10.9% of net sales in the comparable period of 1999.


   Liquidity and Capital Resources

     Cash used in operating activities during the six months ended July 1, 2000, was $6.2 million and cash provided by operations for the prior six months ended July 3, 1999, was $5.6 million. The use of cash in 2000 is due to the seasonal working capital needs of the first six months, coupled with the additional interest cost. Woods' working capital requirements reach their seasonal peak during the first quarter due primarily to increased accounts receivable.

     Capital expenditures for the three months ended July 1, 2000, and July 3, 1999, were approximately $3.3 and $2.6 million, respectively. Capital expenditures for these periods were used to purchase additional equipment, tooling and information technology upgrades. Woods intends to make capital expenditures of $8.7 million in the remainder of 2000 primarily for capacity expansion at certain facilities and information technology upgrades.

     Woods' senior credit facility provides for a $40.0 million revolving line of credit, which had $26.8 million drawn as of July 1, 2000. The senior credit facility matures on July 28, 2004. Interest on revolving loans under the senior credit facility will bear interest at rates based upon federal of Eurodollar rates plus an applicable margin. All borrowings under the senior revolving credit facility are guaranteed by Woods and are secured by substantially all of the assets of WEC.

     The senior credit facility and the indentures under which the senior discount debentures and senior notes were issued contain numerous restrictive covenants, including, among other things, covenants that limit the ability of Woods and WEC, as the case may be, to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In particular, under the senior credit facility and the senior notes indenture WEC is restricted in its ability to pay dividends to Woods. Under the senior credit facility, WEC is prohibited from paying any dividends to Woods except for certain limited exceptions, one of which is the payment of dividends to Woods to permit Woods to make regularly scheduled interest payments on any subordinated indebtedness incurred by Woods that it was permitted to incur under the senior credit facility, which includes the senior discount debentures. Similarly, the senior notes indenture restricts WEC's ability to pay dividends to Woods to an amount equal to 50% of WEC's cumulative consolidated net income from July 3, 1999, to the end of the most recent fiscal quarter ending prior to the payment date. Notwithstanding the foregoing, the senior notes indenture provides that WEC can make cash payments to Woods from and after October 15, 2004, to enable Woods to make required interest payments on the debentures provided that, among other things, WEC's consolidated coverage ratio after giving effect to such payments exceeds 2.5 to 1. In addition, the senior credit facility requires WEC to meet specified financial ratios and tests. In the event that we fail to comply with the various covenants contained in our senior credit facility, we would be in default under our senior credit facility, and, in any such case, the maturity of substantially all of our long-term indebtedness could be accelerated.

     Woods anticipates that its principal use of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior revolving credit facility, will be adequate to meet its anticipated requirements through the end of 2000. Based upon our current projections, we anticipate additional financing requirements of approximately $10 million to satisfy our peak working capital needs due to pre-season dealer accounts receivables increases during the first quarter of 2001. Woods is currently exploring possible funding sources for this additional working capital. Woods cannot make any assurances that it will be successful in obtaining such financing. To the extent that Woods is not successful in obtaining such additional financing, its capital expenditures could be constrained longer term. Woods cannot make any assurances that its business will continue to generate sufficient cash flow from operations in the future to service its debt, and Woods may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a negative impact on Woods business.

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

     We manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At July 1, 2000, we had fixed rate debt of $162.1 million and variable rate debt of $26.8 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at July 1, 2000 by approximately $13.0 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $.1 million.

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

                            WOODS EQUIPMENT COMPANY

                            Registrant

Date:  August 9, 2000
--------------------------------------------------------------------------------
                            Thomas J. Laird
                            President and Chief Executive Officer

Date:  August 9, 2000
--------------------------------------------------------------------------------
                            D. Stephen Crider
                            Chief Financial Officer