Form 10-Q
period 2000-09-30
WOODS EQUIPMENT CO
filed 2000-11-14
CIK 922504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 of 15(d)
                    of the Securities Exchange Act of 1934
               for the Quarterly Period Ended September 30, 2000

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

                            Yes /X/          No / /

                 Number of shares of Common Stock outstanding
                       as of October 18, 2000: 1,106,845

PART  I.  FINANCIAL INFORMATION

Item  1.  Financial Statements


                            Woods Equipment Company
                     Condensed Consolidated Balance Sheets
                   (In Thousands, Except Shares Information)

                                                                           September 30    January 1
                                                                               2000           2000
                                                                            (Unaudited)
                                                                           -------------------------
Assets
Current assets:
 Cash                                                                        $  8,483       $    -
 Trade accounts receivable, less allowance of $413                             40,601        38,698
  and $448, respectively
 Inventories, net                                                              37,786         36,322
 Deferred income taxes                                                          3,166          3,166
 Prepaid expenses and other current assets                                      1,637          1,654
                                                                             -----------------------
Total current assets                                                           91,673         79,840
Property, plant, and equipment:
 Land                                                                             705            882
 Buildings                                                                     10,364         11,328
 Machinery and equipment                                                       30,814         29,151
 Office furniture, fixtures, and equipment                                     12,779          9,093
                                                                             -----------------------
                                                                               54,662         50,454
 Less: accumulated depreciation                                                19,479         17,181
                                                                             -----------------------
                                                                               35,183         33,273
Excess cost over fair value of net assets acquired, less accumulated
 amortization of  $8,871 and $5,704, respectively.                             73,943         76,552

Other assets, net                                                               8,134          9,244
                                                                             -----------------------
                                                                             $208,933       $198,909
                                                                             =======================
Liabilities and stockholders' deficit
Current liabilities:
 Current maturities of long-term obligations                                 $    510       $    529
 Accounts payable                                                              11,658         12,071
 Accrued expenses                                                               7,766         16,049
                                                                             -----------------------
Total current liabilities                                                      19,934         28,649
Long-term obligations, less current maturities                                197,515        176,241
Deferred income taxes                                                           3,166          3,166
Other long-term liabilities                                                        62             62

Redeemable preferred stock and accrued dividends                               54,352         51,141
Common stockholders' deficit:
 Common stock, $.01 par value; authorized - 5,000,000 shares;
  1,118,495 issued and 1,106,845 outstanding in 2000; 1,116,868 issued
  and 1,105,869 outstanding in 1999                                                11             11

 Additional paid-in capital                                                    22,238         22,202
 Retained earnings (accumulated deficit)                                      (87,655)       (81,792)
 Treasury stock, at cost (11,650 shares in 2000, and 10,999 in 1999)             (187)          (177)
 Notes receivable from stockholders                                              (503)          (594)
                                                                             -----------------------
                                                                              (66,096)       (60,350)
                                                                             -----------------------
                                                                             $208,933       $198,909
                                                                             =======================

See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                  Sept 30    Oct 2    Sept 30      Oct 2
                                                    2000      1999     2000        1999
                                                  -----------------   -------------------
Net sales                                         $62,180   $49,274   $204,115   $135,071
Cost of sales                                      47,756    36,292    149,091     97,881
                                                  -----------------    ------------------
Gross profit                                       14,424    12,982     55,024     37,190
Operating Expenses:
 Selling                                            8,380     6,575     24,426     13,675
 General and administrative                         2,754     3,201      8,625      8,190
 Special charges                                       -         -          38         -
 Engineering                                        1,072     1,012      3,155      2,684
 Management fee paid to affiliate                      75       375        225        375
 Amortization                                       1,279     1,112      3,880      2,382
 Other operating income (loss), net                     8       176       (193)        20
                                                  -----------------    ------------------
                                                   13,568    12,451     40,156     27,326
                                                  -----------------    ------------------
Operating income                                      856       531     14,868      9,864
Interest expense, including amortization
  of deferred financing costs                       5,844     4,685     17,592     10,269
                                                  -----------------    ------------------
Loss before income taxes                           (4,988)   (4,154)    (2,724)      (405)
Income tax provision (benefit)                         -     (1,574)        -         553
                                                  -----------------    ------------------
Net loss before extraordinary item                 (4,988)   (2,580)    (2,724)      (958)
Extraordinary loss: Early extinguishment
 of debt (Net of tax benefit of $1,305)                -      2,041         -       2,041
                                                  -----------------    ------------------
Net loss                                          $(4,988)  $(4,621)   $(2,724)   $(2,999)
                                                  =================    ==================

See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company

      Condensed Consolidated Statement of Changes in Stockholders' Equity
                   (In Thousands, Except Shares Information)
                                  (Unaudited)

                                                                                                              Notes
                                               Number of              Additional    (Accum-                 Receivable
                                                 Common     Common     Paid-in       ulated     Treasury       From
                                                 Shares     Stock      Capital      Deficit)     Stock     Stockholders     Total
                                               -------------------------------------------------------------------------------------
Balance at January 1, 2000                     1,105,869      $11      $22,202     $(81,792)      $(177)      $(594)       $(60,350)

Sale of common stock                               1,627                    36                                                   36
Payments by stockholders                                                                                         91              91
Purchase of common stock                            (651)                                           (10)                        (10)
Net loss                                                                             (2,724)                                 (2,724)
Preferred stock dividends accrued                                                    (3,139)                                 (3,139)
                                               -------------------------------------------------------------------------------------
Balance at September 30, 2000                  1,106,845      $11      $22,238     $(87,655)      $(187)      $(503)       $(66,096)
                                               =====================================================================================

See accompanying notes to condensed consolidated financial statements

                            Woods Equipment Company
                Condensed Consolidated Statements of Cash Flows
                          (In Thousands) (Unaudited)

                                                                                  ---------------------
                                                                                    Nine Months Ended
                                                                                  ---------------------
                                                                                  Sept 30,       Oct. 2,
                                                                                    2000          1999
                                                                                  --------      --------
OPERATING ACTIVITIES:
Net income (loss) before extraordinary items                                      $ (2,724)     $   (958)
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
  Depreciation                                                                       3,091         3,110
  Amortization                                                                       4,406         2,800
  Noncash interest expense - Debenture accretion                                     3,151            -
  Bad debt write-offs, net                                                              85            21
  Equity in loss/(income) of joint venture                                            (138)           81
  (Gain) loss on sale of property, plant and equipment                                  23           (17)
  Changes in operating assets and liabilities; net of effects of acquisitions:
        Trade accounts receivables                                                  (1,987)        1,799
        Inventories                                                                 (1,464)          624
        Prepaid expenses and other assets                                             (531)       (2,024)
        Accounts payable                                                              (413)        2,905
        Accrued expenses                                                            (8,286)           -
                                                                                   -------      --------
                Net cash (used in) provided by operating activities                 (4,787)        8,341
INVESTING ACTIVITIES
Acquisition of Tisco                                                                    -        (38,340)
Acquisition of Central Fabricators, net of cash acquired of $504                        -        (28,464)
Acquisition of Alitec, net of cash acquired of $18                                      -        (10,862)
Purchases of property, plant and equipment                                          (5,980)       (4,760)
Proceeds from sale of property, plant and equipment                                    956            -
                                                                                   -------      --------
                Net cash used in investing activities                               (5,024)      (82,426)
FINANCING ACTIVITIES
Payments for deferred financing costs                                                   -         (5,417)
Proceeds from issuance of 12% senior notes                                              -        130,000
Proceeds from issuance of 15% senior discount debentures                                -         24,269
Payments on old term loans and other notes                                          (1,346)      (85,199)
Proceeds from new revolver, net                                                     19,450         8,250
Proceeds from sale of common stock                                                      37         7,378
Proceeds from sale of preferred stock                                                  103        18,649
Payment of promissory note to controlling stockholder                                            (25,000)
Redemption of common stock                                                             (10)          (33)
Redemption of preferred stock                                                          (31)          (77)
Net change in notes receivable from stockholders                                        91           (87)
                                                                                   -------      --------
                Net cash provided by financing activities                           18,294        72,733
                                                                                   -------      --------
Net increase (decrease) in cash                                                      8,483        (1,352)
Cash at beginning of period                                                             -          1,352
                                                                                   -------      --------
Cash at end of period                                                              $ 8,483      $     -
                                                                                   =======      ========
Supplemental cash flow information
Cash paid for interest                                                             $17,557      $  7,351
Cash paid for (refunded) income taxes                                                  157          (483)


See accompanying notes to condensed consolidated financial statements.

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

     In July 1999, the Company purchased substantially all the assets of Tru-Part Manufacturing Corporation (TISCO), and all the outstanding stock of Central Fabricators, Inc. (Central Fabricators) and the attachments division of Alitec Corporation, (Alitec Attachments Division), for $38,532, $28,361, and $10,862 in cash, respectively. In conjunction with the acquisitions, the Company recorded $52,725 of excess cost over the fair value of net assets acquired.

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

     The purchase transactions were financed primarily from the sale of $24,269 15% senior discount debentures and $130,000 from the sale of 12% senior notes.

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

     The acquisitions were accounted for as purchases and accordingly, the condensed consolidated statement of operations for nine months ended, September 30, 2000, include the results of the acquisitions from their respective date of acquisition. The following unaudited pro forma statements of operations data for the nine months ended October 2, 1999, are based on certain amounts derived from the unaudited statements of operations of acquisitions for the periods indicated, and assumes that the acquisition of the assets of TISCO, Alitec Attachment Division, and Central Fabricators, occurred as of the beginning of fiscal 1999.

                                     Oct 2
                                      1999
                                    --------
          Net Sales                 $196,581
          Operating Income            15,108
          Net loss                    (2,483)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2000, and October 2, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. These financial statements should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended January 1, 2000.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Related Party Expenses

     The Company purchases manufactured finished goods at cost from its joint venture investment, which amounted to $4.5 million, and $4.1 million for the nine month periods ended September 30, 2000, and October 2, 1999, respectively.

3. Segment and Related Information

     The Company's products are sold primarily by construction, commercial, agricultural, and outdoor power equipment dealers that sell prime movers and other equipment produced by the major OEMs (Original Equipment Manufacturers). The Company distribution network includes dealers that have affiliations with all of the principal OEMs of prime movers, such as CNH (Case/New Holland), Deere, AGCO (manufacturer of the Massey Ferguson brand of prime mover), Ingersoll (manufacturer of the Bobcat brand of prime mover), Caterpillar, and Kubota. The Company also sells its products through a substantial number of independent dealers that are not affiliated with the major prime mover OEMs. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers.

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

      A summary of the Company's operations by segment for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, is as follows:

                                    Three Months Ended      Nine Months Ended
                                    ------------------     --------------------
                                    Sept 30     Oct 2       Sept 30     Oct 2
     Net sales                        2000       1999        2000        1999
                                      ----       ----        ----        ----
     Grounds maintenance            $46,025    $37,218     $152,314    $102,167
     Construction                    14,125     11,250       46,930      29,001
     Other                            2,030        806        4,871       3,903
                                    ------------------     --------------------
     Total net sales                $62,180    $49,274     $204,115    $135,071
                                    ==================     ====================

     Operating income
     Grounds maintenance            $ 1,953    $ 2,960     $ 18,082     $14,070
     Construction                      (616)       521        1,703       3,160
     Other                              203         77          487         371
     Corporate                         (684)    (3,027)      (5,404)     (7,737)
                                    ------------------     --------------------
     Total operating income             856        531       14,868       9,864
     Interest expense                 5,844      4,685       17,592      10,269
                                    ------------------     --------------------
     Loss before income taxes       $(4,988)   $(4,154)    $ (2,724)   $   (405)
                                    ==================     ====================

                                        Sept 30      Jan 1
                                          2000        2000
                                          ----        ----
     Assets
     Grounds maintenance                $ 99,173    $ 86,216
     Construction                         21,157      19,758
     Other                                 1,341       1,442
     Corporate                            87,262      91,493
                                        --------------------
     Total assets                       $208,933    $198,909
                                        ====================

     The investment in joint venture is included in the other segment for all years presented.

                                             Sept 30   Oct 2
                                               2000     1999
                                               ----     ----
     Additions to long-lived assets
     Grounds maintenance                      $4,833   $3,682
     Construction                              1,123    1,013
     Corporate                                    24       65
                                              ---------------
     Total additions to long-lived assets     $5,980   $4,760
                                              ===============

     The Company had no significant amounts of sales to or any long-lived assets in an individual country outside the United States.

4.  Inventories
    Inventories consist of the following:




                                               Sept 30         January 1
                                                2000             2000
                                              --------         ---------
     Raw Materials                            $  6,971         $  6,642
     Work in Process                             3,002            3,036
     Finished goods                             29,256           28,078
                                              --------         --------
     Total inventories at FIFO                $ 39,220         $ 37,756
     LIFO adjustment                            (1,434)          (1,434)
                                              --------         --------
     Total inventories at LIFO                $ 37,786         $ 36,322
                                              ========         ========


5.  Accrued Expenses
    Accrued expenses consist of the following:

                                               Sept 30         January 1
                                                2000             2000
                                              --------         ---------
     Salaries, wages and employee benefits    $  1,869         $  5,179
     Interest                                    3,280            6,725
     Product warranty                              916              849
     Restructuring costs                           278              690
     Property, payroll, and other taxes            403              200
     Contingent consideration                       39            1,134
     Other                                         981            1,272
                                              --------         --------
                                              $  7,766         $ 16,049
                                              ========         ========


6.  WEC Company Condensed Financial Information

    Summary balance sheet information for WEC Company is as follows:

                                               Sept 30         January 1
                                                2000             2000
                                              --------         --------
     Current assets                           $ 91,673         $ 79,840
     Non current assets                        117,260          119,069
                                              --------         --------
     Total assets                             $208,933         $198,909
                                              ========         ========
     Current liabilities                        19,934           28,649
     Non current liabilities                   171,693          153,570
                                              --------         --------
     Total liabilities                        $191,627         $182,219
                                              ========         ========

     Summary results of operations for WEC Company is as follows:

                                                                  Three Months Ended                Nine Months Ended
                                                                   30-Sep      Oct 2              Sept 30         Oct 2
                                                                    2000       1999                2000           1999
                                                                  -------     -------            ---------     ---------
     Net Sales                                                    $ 62,180    $ 49,274           $ 204,155     $ 135,071
     Gross profit                                                   14,424      12,982              55,024        37,190
     Operating income                                                  856         531              14,865         9,864
     Income (loss) before income taxes                              (3,896)     (3,466)                424           283
     Net income (loss)                                            $ (3,896)   $ (3,466)          $     424     $  (2,311)

       WEC Company, a wholly owned subsidiary of Woods Equipment Company, issued $130.0 million in aggregate principal amount of 12.0% senior notes on July 28, 1999. Woods Equipment Company has fully and unconditionally guaranteed the 12.0% senior notes. Complete financial statements and other disclosure concerning WEC Company are not presented because management has determined they are not meaningful to investors.

7.   Revolving Loan and Other Long-Term Obligations

     Long-term obligations consist of the following:

                                                          Sept 30        January 1
                                          Rates             2000            2000
                                      ---------------------------------------------
      Revolver bank loan               10.25% to 11.00%   $ 34,450       $ 15,000

      Senior discount debentures           15.00%           29,050         25,899
      Senior notes                         12.00%          130,000        130,000
      Seller promissory note                7.50%            3,684          4,705

      Other obligations                 7.50% to 9.00%         841          1,166
                                                          --------       --------
                                                           198,025        176,770
                                                          --------       --------
      Less: Current maturities                                 510            529
                                                          --------       --------
      Total long-term obligations                         $197,515       $176,241
                                                          ========       ========

     Total borrowings under the revolving credit facility are not to exceed $40.0 million, as permitted under the terms of the Company's revolving credit facility. As of September 30, 2000, the Company had $34.4 million outstanding, or $25.9 million (net) and $4.0 million available under its facility.

     WEC Company is subject to a fee of .50% per annum applied to the amount of unused borrowings available on the revolving credit facility. The revolving credit facility expires on July 28, 2004. Interest on the revolving credit facility is payable quarterly and is determined at the Company's option of either a specified bank base rate plus margins ranging from .50% to 1.50%, or a Eurodollar rate plus Eurodollar margins ranging from 1.50% to 2.50%. Letters of credit of $1.6 million were outstanding at September 30, 2000. All borrowings under the revolving credit facility are guaranteed by the Company.

     The Company's revolving loan is subject to restrictive financial covenants, including a minimum interest coverage and fixed charge coverage ratio, a maximum leverage ratio, and limitations on capital expenditures and dividends.

     The senior discount debentures (debentures) consist of the initial issuance amount $(24,269) plus accretion through September 30, 2000. The debentures accrete at a rate of 15%, compounded quarterly, to an aggregate amount of $51,927 on July 15, 2004. There after, the debentures will accrue interest at a rate of 15% per annum, payable in cash quarterly on January 15th, April 15th, July 15th, and October 15th of each year, commencing October 15, 2004.

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

     Included in other obligations are three noncompete agreements with key members of the management of acquired entities. At September 30, 2000, the noncompete agreements require total remaining payments of $0.9 million net of imputed interest, over two-to three-year periods, and have been discounted to their net present value using a rate of 9.0%

     Substantially all assets of the Company are collateralized by the above debt.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

     Woods is a leading manufacturer of attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications. During July 1999, Woods acquired TISCO, Central Fabricators and the Alitec Attachments Division. As a result of the acquisitions, Woods enhanced its position as one of the largest independent attachment manufacturers in the United States, as well as gained a new platform in the replacement parts business for tractors.

     The acquisitions were accounted for using the purchase method of accounting. As a result, the acquisitions will prospectively affect our results of operations in certain significant respects. The aggregate acquisitions costs (including the assumption of liabilities and estimated transaction expenses) of approximately $77.8 million has been allocated to the tangible and intangible assets acquired and liabilities assumed by us based on their respective fair values as of the date of the acquisitions. The allocation of the purchase price to the assets acquired in the acquisitions resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings of Woods to finance the acquisitions, our interest expense has increased significantly.

  Outlook

     During the last three months, we have experienced a significant decline in demand for our attachments used with excavators and tractor loader backhoes. In addition, during this same period we have experienced manufacturing cost increases in areas of labor and material utilization. We anticipate that our results for the fourth quarter of 2000 will continue to be negatively impacted by these trends. As a result, we expect that our operating results for the fourth quarter will be significantly below those reported in the comparable period of 1999.

     In response to these conditions, we have undertaken a plan to restructure certain of our operations. The details of our restructuring plan are still being developed, but are likely to include headcount reductions, and other operating changes. We expect to implement the restructuring plan in the fourth quarter and, in connection therewith, expect to record a one-time charge related thereto. The specific amount of the charge is not determinable at this time.

  Results of Operations


     The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as a percentage of sales, as well as, in thousands.

                                                Sept 30               Oct 2                Sept 30                 Oct 2
                                                 2000                 1999                   2000                  1999
                                         --------------------------------------------------------------------------------------
Net Sales                                $ 62,180     100.0%   $ 49,274     100.0%     $204,115    100.0%     $135,071    100.0%
Cost of Sales                              47,756      76.8%     36,292      73.7%      149,091     73.0%       97,881     72.5%
                                         --------               --------               --------               --------
Gross Profit                               14,424      23.2%     12,982      26.3%       55,024     27.0%       37,190     27.5%
Operating expenses:
  Selling                                   8,380      13.5%      6,575      13.3%       24,426     12.0%       13,675     10.1%
  General and administrative                2,754       4.4%      3,201       8.8%        8,625      4.2%        8,190      6.1%
  Special charges                               -       0.0%          -       0.0%           38      0.0%            -      0.0%
  Engineering                               1,072       1.7%      1,012       2.1%        3,155      1.5%        2,684      2.0%
  Management fee paid to affiliate             75       0.1%        375       0.8%          225      0.1%          375      0.3%
  Amortization                              1,279       2.1%      1,112       2.3%        3,880      1.9%        2,382      1.8%
  Other operating income, net                   8       0.0%        176       0.4%         (193)    (0.1%)          20      0.0%
                                         --------               --------               --------               --------
Total Operating Expenses                   13,568       21.8%    12,451      25.3%       40,156     21.8%       27,326     25.3%
                                         --------               --------               --------               --------
Operating income                              856        1.4%       531       1.1%       14,868      1.4%        9,864      1.1%
Interest expense, including
  amortization of deferred
  financing costs                           5,844        9.4%     4,685       9.5%       17,592      8.6%       10,269      7.6%
                                         --------               --------               --------               --------
Loss before tax provision                  (4,988)      (8.0%)   (4,154)     (8.4%)      (2,724)    (8.0%)        (405)    (8.4%)
Income tax provision/(benefit)                  -        0.0%     1,574      (2.6%)           -      0.0%          553     (2.6%)
                                         --------               --------               --------               --------
Net loss before extraordinary            $ (4,988)      (8.0%) $ (2,580)     (5.8%)    $ (2,724)    (8.0%)    $   (958)    (5.8%)
  item
Early extinguishment of debt                    -        0.0%     2,041      (4.1%)           -      0.0%        2,041     (4.1%)
                                         --------               --------               --------               --------
Net loss                                   (4,988)      (8.0%)   (4,621)    (10.0%)      (2,724)    (8.0%)      (2,999)   (10.0%)
                                         ========               =======                ========               ========

Three Months Ended September 30, 2000, Compared to Three Months Ended October 2, 1999.

     Net sales for the three months ended September 30, 2000, ("third quarter") were $62.2 million, an increase of $12.9 million or 26.2%, from $49.3 million in the comparable quarter of 1999. The overall increase in net sales was primarily attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), and Alitec Attachments Division (acquired July 30, 1999). Woods' core business, which the Company defines as those businesses that the Company has owned for two years, increased during the third quarter $3.2 million or 9.2%. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:

      Segment                   2000           1999       % Change
      -------                 --------       --------     --------
      Grounds Maintenance     $ 46,025       $ 37,218        23.7%
      Construction              14,125         11,250        25.6%
      Other                      2,030            806       151.9%
                              --------       --------
      Total Net Sales         $ 62,180       $ 49,274        26.2%
                              ========       ========

     The 23.7% increase in the grounds maintenance segment was driven by increases in the core business of approximately 19.3% or $4.2 million. This increase was due primarily to increased sales of batwings, backhoes and zero-turn radius mowers. The acquisition of TISCO was responsible for the balance of the increase in the grounds maintenance segment. The 25.6% increase in the construction segment was due to the acquisitions of Central Fabricators and Alitec

Attachments Division. Woods' core business in this segment decreased by approximately 14.0% or $0.9 million, from the comparable period in the prior year. This decrease was due primarily to the related 10% to 15% decline in the market demand for tractor loader backhoes. The other category increased 151.9% or $1.2 million from the prior year same period due to the impact of including the shredder product line into the annual order period, whereas in past years the shredder product line had a separate program in fourth quarter.

     Gross profit as a percentage of sales in the third quarter was 23.2% or $14.4 million, compared to 26.3%, or $13.0 million, in the comparable quarter of 1999. The decline in gross margin percent is the result of increased costs at the LaMirada, California, Gardner, Massachusetts, and Schofield, Wisconsin, facilities where training costs associated with new employees exceeded $1.0 million in material and labor inefficiencies. The additional decline in margins is due to unfavorable product mix where sales of lower margin items such as commercial mid-mount zero-turn radius mowers and skid steer augers increased in 2000 versus the comparable period in the prior year.

     Operating expenses for the third quarter were 21.8%, or $13.6 million, compared to 25.8%, or $12.5 million , in the comparable quarter of 1999. The increase in operating expenses is due to normal operating expenses related to the July 1999 acquisitions and wage inflation of approximately 4%. These increases were offset by cost reductions due to successful execution of "day 1" synergies.

     Operating income in the third quarter was $0.9 million, or 1.4% of net sales, compared to $0.5 million, or 1.1% of net sales, in the comparable quarter of 1999.

     Interest expense was $5.8 million for the third quarter of 2000, an increase of $3.1 million, or 23.4%, from $4.7 million in the prior year comparable quarter. The increase is the result of additional interest costs relating to the increase in debt attributable to the July 1999 acquisitions.

Nine Months Ended September 30, 2000, compared to Nine Months Ended October 2, 1999.

     Net sales for the nine months ended September 30, 2000, were $152.3 million, an increase of $50.1 million or 49.1%, from $102.2 million in the comparable period of 1999. The overall increase in net sales was primarily attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), and Alitec Attachments Division (acquired July 30, 1999). Woods' core business, which the Company defines as those businesses that the Company has owned for two years, increased $4.0 million or 3.1%. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in thousands:

     Segment                    2000            1999              % Change
     -------------------      --------        --------            --------
     Grounds Maintenance      $152,314        $102,167               49.1%
     Construction               46,930          29,001               61.8%
     Other                       4,871           3,903               24.8%
                              --------        --------
     Total Net Sales          $204,115        $135,071               51.1%
                              ========        ========

     The 49.1% increase in the grounds maintenance segment was driven by increases in the core business of approximately 8.4 % or $8.6 million. This increase was due primarily to increased sales of batwings, backhoes and zero-turn radius mowers. The acquisition of TISCO was responsible for the balance of the increase in the grounds maintenance segment. The 61.8% increase in the construction segment was due to the acquisitions of Central Fabricators and Alitec Attachments Division. Woods' core business in this segment decreased by approximately 20.1% or $4.2 million, from the comparable period in the prior year, as sales of tractor loader backhoe declined 15% to 20% during this period. The other category increased 51.7% or $1.0 million from the prior year same period due to an increase in shredder sales.

     Gross profit as a percentage of sales for the nine month period ended September 30, 2000 were 27.0% or $55.0 million, compared to 27.5%, or $37.2 million, in the comparable period of 1999. The decline in gross margin percent is the result of increased costs at the LaMirada, Gardner and Schofield facilities where training costs associated with new employees exceeded $1.0 million in material and labor inefficiencies. The additional decline in margins is due to unfavorable product mix where sales of lower margin items such as commercial mid-mount zero-turn radius mowers and skid steer augers increased in 2000 versus the comparable period in the prior year.

     Operating expenses for the nine month period ended September 30, 2000 were 19.7%, or $40.2 million, compared to 20.2%, or $23.7 million , in the comparable period of 1999. The increase in operating expenses is due to normal operating expenses related to the July 1999 acquisitions and wage inflation of approximately 4%. These increases were offset by cost reductions due to successful execution of "day 1" synergies.

     Operating income for the nine month period ended September 30, 2000, was $14.9 million, or 7.3% of net sales, compared to $9.9 million, or 7.3% of net sales, in the comparable quarter of 1999.

     Interest expense was $17.6 million for the nine month period ended September 30, 2000, an increase of $7.3 million, or 70.9%, from $10.3 million in the prior year comparable period. The increase is the result of additional interest costs relating to the increase in debt attributable to the July 1999 acquisitions.


   Liquidity and Capital Resources

     Cash used in operating activities during the nine months ended September 30, 2000, was $4.8 million and cash provided by operations for the prior nine months ended October 2, 1999, was $8.3 million. The use of cash in 2000 is due to the increase in working capital the first nine months, coupled with the additional interest costs.

     Capital expenditures for the nine months ended September 30, 2000, and October 2, 1999, were approximately $6.0 and $4.8 million, respectively. Capital expenditures for these periods were used to purchase additional equipment, tooling and information technology upgrades. Woods intends to make capital expenditures of $1.5 million in the remainder of 2000 primarily for capacity expansion at our Brownsburg, Indiana facility.

     Woods' senior credit facility provides for a $40.0 million revolving line of credit, which had $34.4 million drawn as of September 30, 2000, with cash on hand of $8.5 million. The senior credit facility matures on July 28, 2004. Interest on revolving loans under the senior credit facility will bear interest at rates based upon federal of Eurodollar rates plus an applicable margin. All borrowings under the senior revolving credit facility are guaranteed by Woods and are secured by substantially all of the assets of WEC.

     The senior credit facility requires Woods to meet on a quarterly basis certain financial tests, including, without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. A failure on the part of Woods to comply with such covenants is an immediate default thereunder. Due to Woods' recent operating results being below previous expectations, Woods has been required to obtain waivers from its lenders for its last two completed quarters with respect to its failure to meet all of the ratios described above.

     Based upon available information, Woods expects that it will need a similar waiver for the fourth quarter. Woods is currently in discussions with its senior lenders regarding such a waiver. In addition, in connection with such waiver, Woods intends to seek to have the covenant levels for fiscal 2001 adjusted to reflect its current operating levels. No assurance can be given that Woods will obtain this waiver. If Woods does not receive this waiver, it would be in default under the senior credit facility as of December 31, 2000 if at that time it is not otherwise in compliance with such covenants. A default under the senior credit facility could lead to, among other things, an acceleration of the maturity of substantially all of Woods' long-term indebtedness.

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

     On November 2, 2000, Woods entered into a $10.0 million wholesale and retail financing agreement with Equipment Dealer Credit Company ("EDCO") which will provide Woods with an additional $7.0 million of liquidity. The agreement enable Woods to transfer accounts with dating greater than 30 days to EDCO for 100% of the invoice amount, net of applicable cash discounts. This arrangement will enable Woods to reduce its working capital borrowings during the peak seasonal months of March and April. Under the agreement, Woods remains liable for the greater of 30% of the outstanding invoices sold to EDCC or $0.5 million. Woods' senior lenders have consented to this financing arrangement.

     Woods anticipates that its principal use of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior revolving credit facility and the EDCO agreement, will be adequate to meet its anticipated requirements over the next twelve months. Woods liquidity position would be materially adversely affected if it were unable to borrow under its senior credit facility. In addition, Woods cannot make any assurances that its business will continue to generate sufficient cash flow from operations in the future to service its debt and required capital expenditures, and Woods may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a negative impact on Woods business.

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

     We manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2000, we had fixed rate debt of $163.1 million and variable rate debt of $34.4 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at September 30, 2000 by approximately $13.0 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $0.1 million.


Part II.  OTHER INFORMATION

Item 5. On Monday, October 30, 2000. Mr. Crider, Vice-President and Chief Financial Officer, resigned his position with Woods. Mr. Crider's last day of employment is November 17, 2000. In the interim, Tatum CFO partners, LLP has been retained to provide guidance on all financial matters. A search for a permanent replacement is currently underway.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          27.  Financial Data Schedule

          (b) On September 1, 2000, Woods filed a Form 8-K, announcing the dismissal of Ernst & Young LLP ("E & Y"), the principal accountant previously engaged to audit the Company's financial statements. At the same time, the Board approved the engagement of PricewaterhouseCooper LLP ("PWC") as the principal accountant to audit the Company's financial statements. Furthermore, during the Company's most recent fiscal years and the subsequent period, there were no disagreements with E & Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. For additional information, please see reports on Form 8-K.

          None

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WOODS EQUIPMENT COMPANY
                                      Registrant

          Date:  November 14 , 2000   /s/ Thomas J. Laird
          --------------------------------------------------------------------
                                      Thomas J. Laird
                                      President and Chief Executive Officer

          Date:  November 14 , 2000   /s/ D. Stephen Crider
          --------------------------------------------------------------------
                                      D. Stephen Crider
                                      Chief Financial Officer