Form 10-K
period 2000-12-30
WOODS EQUIPMENT CO
filed 2001-03-30
CIK 922504

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 30, 2000   or
                           ---------------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______ to _______

                       Commission file number  333-88759
                                              --------------

                            WOODS EQUIPMENT COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                                  36-3868249
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

       6944 Newburg Road, Rockford, IL                       61108
   (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (815) 732-2141

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

Yes   X    No
    -----     ------

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

   As of March 9, 2001, the Registrant had 1,095,586 shares of common stock outstanding.

                      Documents Incorporated by Reference
   None.

================================================================================

                            WOODS EQUIPMENT COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                                         Page No.
                                                                                                                         --------
PART I...............................................................................................................        2
Item 1.     Business.................................................................................................        2
Item 2.     Properties...............................................................................................       14
Item 3.     Legal Proceedings........................................................................................       15
Item 4.     Submission of Matters to a Vote of Security-Holders......................................................       16
PART II..............................................................................................................       16
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters................................       16
Item 6.     Selected Financial Data..................................................................................       17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....................       18
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk................................................       25
Item 8.     Financial Statements and Supplementary Data..............................................................       25
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................       25
PART III.............................................................................................................       26
Item 10.    Directors and Executive Officers of the Registrant.......................................................       26
Item 11.    Executive Compensation...................................................................................       28
Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................................       29
Item 13.    Certain Relationships and Related Transactions...........................................................       30
PART IV..............................................................................................................       32
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................       32

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

                                     PART I

   As used in this report, references to "we," "our," "us" and "Woods" refers to Woods Equipment Company and, where the context requires, its operating subsidiary, WEC Company ("WEC"). Woods acquired three separate businesses in July 1999. For ease of reference, we use the following terms to identify these businesses in this report: (1) "TISCO" refers to Tru-Part Manufacturing Corporation; (2) "Central Fabricators" refers to Central Fabricators, Inc.; and
(3) "Alitec" refers to the attachments division of Alitec Corporation.

Item 1.   Business.

   Woods is a leading manufacturer of attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications. Woods' products are used in a variety of applications to enhance the productivity and versatility of prime movers, which include tractors, excavators, tractor loader backhoes and skid steers. Our products include rotary cutting and finish mowing attachments, front-end loaders, backhoes, coupler systems, buckets, scrapers and other implements and attachments. We also offer a full line of replacement parts for the installed base of attachments and agricultural tractors. The average lifespan of our attachments range from one to five years due to the severe and wearing nature of the applications for which they are used. In most instances, a prime mover will be used for several different types of applications, each of which requires a separate attachment. For example, a prime mover can be used in conjunction with a mower, front-end loader, backhoe or scraper, depending on the desired application. Most of our products range in price from $1,000 to $10,000 with our replacement parts averaging less than $100 per item. Our products are used by a variety of end-users, including construction companies and contractors, utility contractors, landscaping and grounds care companies, farmers, ranchers, homeowners and governmental agencies. No single customer accounted for more than 2.3% of our net sales in 2000.

   We sell our products to end-users through dealers and original equipment manufacturers (OEM's) located primarily in the United States. The attachments market in the United States is large and fragmented. We believe the market for attachments in the United States had sales in excess of $4.0 billion in 2000 and historically has grown at a rate of 2% to 4% annually. With the acquisition of TISCO, we entered the $8 billion capital equipment replacement parts market in the United States. For the most part, the U.S. attachments and replacement parts markets are comprised of several hundred small, regional manufacturers and distributors that offer a limited number of products as well as a small number of national and international companies that offer a broad range of products. In recent years, there has been a trend toward consolidation among attachment manufacturers and parts suppliers in order to achieve operating efficiencies and to better serve the needs of end-users. Similarly, there has been significant consolidation among dealers, who are increasingly seeking suppliers, such as our Company, that are able to offer broad product lines, national distribution capabilities, innovative products and reliable service.

   Woods and WEC were incorporated under the laws of the State of Delaware on January 28, 1993. Woods' origins date back to 1947 when its predecessor began to manufacture rotary cutters for the agricultural industry. Our principal executive office is located at 6944 Newburg Road, Rockford, Illinois, and our telephone number is (815) 732-2141.

Industry Overview

   The attachments industry generally encompasses products used in a broad range of residential, commercial, industrial, governmental and agricultural applications to enable end users to significantly enhance the productivity and flexibility of their prime movers, which include tractors, excavators, tractor loader backhoes and skid steers. These products are attached to prime movers in order to complete a variety of applications including mowing, cutting, clearing, material handling and landscaping as well as the preparation of ground surfaces for the agricultural and construction industries. The usable life of attachments is approximately one to five years due to the severe and wearing nature of the applications for which they are used. Attachments are used by a wide variety of end-users, including construction companies and contractors, utility contractors, landscaping and grounds care companies, farmers, ranchers, homeowners and governmental agencies.

   Our products are sold to end-users through dealers and OEM's located primarily in the United States. The attachments market in the United States is large and fragmented. We believe the U.S. attachments market had sales in excess of $4.0 billion in 2000 and historically has grown at a rate of 2% to 4% annually. We believe that the U.S. market for replacement parts for capital equipment was approximately $8.0 billion in 2000. For the most part, the U.S. attachment and replacement parts markets are comprised of several hundred small, regional manufacturers and distributors that offer a limited number of products as well as a small number of national and international companies that offer a broad range of products. In recent years, there has been a trend toward consolidation among attachment manufacturers and parts suppliers in order to achieve operating efficiencies and to better serve the needs of end-users. Similarly, there has been significant consolidation among attachment dealers, who are increasingly seeking suppliers, such as Woods, that are able to offer broad product lines, innovative products, national distribution capabilities and reliable service.

   The market for our products can generally be divided into six categories delineated by the end-use of the product. The following table identifies these end-user categories as well as the percentage of net sales assigned to each category by Woods:

                                                                                             Fiscal Year
                                                                                             -----------
Description of End-Use                                                                  2000              1999
----------------------                                                                  -----             ----
Replacement parts..................................................................     31.2%             23.5%

Construction and utility...........................................................     21.3%             21.2%

Grounds maintenance................................................................     21.2%             23.6%

General purpose maintenance........................................................     15.0%             20.9%
(agricultural)

Roadside maintenance...............................................................      6.2%              7.6%
(primarily governmental)

Specialty agriculture..............................................................      2.3%              3.2%

Other..............................................................................      2.8%              0.0%
                                                                                       -----             -----

   Total...........................................................................    100.0%            100.0%
                                                                                       =====             =====

   Set forth below is a brief overview of each of these product categories and the factors which we believe generally influence the demand for such products.

   Replacement Parts. Replacement parts are sold to end-users across all of our other product categories. A significant portion of our genuine replacement parts is sold to end-users in the roadside maintenance market due to the intensive use of such attachments. TISCO replacement parts are predominantly sold for use on tractors, and provided a platform for Woods to enter the market for capital equipment replacement parts in the United States. Approximately 55% of this market is currently served by OEM's, with the remainder being served by co-operative organizations and companies who specialize in replacement parts. Demand for replacement parts is generally not subject to significant fluctuations due to the required nature of their uses and the low average cost as compared to the cost of a prime mover.

   Construction and Utility. The end-users in this product category generally include construction companies and utility contractors. Demand for these products is closely correlated to the overall demand for construction equipment, which is driven by several factors, including general economic conditions, interest rates, weather conditions and governmental spending. These factors caused the construction industry demand for attachments to decline during 2000 despite strong growth in preceding years.

   Grounds Maintenance. This product category includes attachments and implements used to maintain the grounds surrounding industrial and office parks, large estates, resort complexes, universities, golf courses and individual homes. In general, the demand for these products is dependent upon a variety of conditions, including general economic conditions, consumer spending patterns, and weather conditions, as well as state and municipal government spending. In recent years, the overall demand for these products has increased due to the increasing number of second and larger homes, the growth in disposable income, dual career households and the outsourcing of traditional domestic tasks.

   General Purpose Maintenance. The end-users in this product category are predominantly farmers and ranchers, who use these products for applications associated with general maintenance activities, including mowing and material handling. Unlike the demand for specialty agricultural products, which is influenced by the condition of the agricultural economy, the demand for attachments used for general purpose maintenance, such as rotary cutters, backhoes, front end loaders and post hole diggers, tends not to be directly influenced by agricultural indicators.

   Roadside Maintenance. The end-users in this product category are predominantly federal, state and local government agencies in the United States. In general, demand for roadside maintenance attachments is strongly influenced by overall levels of government spending.

   Specialty Agricultural. The end-users in this product category are predominantly farmers who use these products principally in the planting, cultivating and harvesting of their crops. The demand for these products closely correlates to the demand for agricultural equipment in general, which is influenced by a number of factors, including farm cash receipts, acreage planted, livestock maintained, crop yields, government programs, general economic conditions, interest rates, weather and technological trends.

   When compared to prime mover OEM's, we believe that the overall demand for our products is relatively stable and is not dependent to any significant degree on the business cycle of any single industry. We attribute this relative stability to: (1) the diversity and balance of the end-users and applications of our products; (2) the required maintenance and ground engaging nature of our product applications, which limits the end-user's ability to defer purchases and encourages ongoing replacement; (3) our large and geographically diverse customer base; (4) the relative low cost of our products as compared to the cost of a prime mover; and (5) our replacement parts business.

Background

   Woods is a successor to a business founded in 1947. Woods and WEC were organized in January 1993 for the purpose of acquiring substantially all of the assets and business of the Woods Division of Fiatallis North America, Inc. From 1993 to 1999, Woods successfully completed and integrated several strategic acquisitions:

   DU-AL Manufacturing. In September 1993, Woods acquired the assets and business of DU-AL Manufacturing Company, a manufacturer of tractor-mounted front-end loaders. Through the acquisition of DU-AL, Woods expanded its product offerings and dealer network in the upper Midwest and achieved significant cost savings and efficiencies by consolidating DU-AL's sales force, customer service, marketing, employee benefits and certain manufacturing activities at Woods' headquarters.

   Gannon Manufacturing. In July 1994, Woods acquired Gannon Manufacturing Co., a manufacturer of scrapers, pin-on backhoe buckets, excavator buckets and multipurpose loader buckets. The acquisition of

Gannon expanded Woods' product offerings by adding products used primarily in construction applications, and strengthened its dealer network in the western and southwestern regions of the United States.

   Alloway Manufacturing. In November 1994, Woods acquired Alloway Manufacturing Co., a manufacturer of tractor-mounted flail shredders, cultivators, sugar beet defoliators and snow blowers. The acquisition of Alloway added flail cutting technology to complement Woods' rotary cutter technology, broadened Woods' product offerings by adding specialty agriculture products, and expanded Woods' dealer network to include dealers focused on the specialty agriculture market.

   Gill Manufacturing. In July 1995, Woods acquired Gill Manufacturing Co., L.P., a manufacturer of landscape blades, scrapers, pulverizers, turf renovators, construction backhoes and skid steer buckets for landscaping applications. The acquisition of Gill added turf products to Woods' product offerings, strengthened Woods' dealer network in the southeastern region of the United States, and added a manufacturing facility located in the eastern portion of the United States.

   Wain Roy. In October 1997, Woods acquired Wain Roy, Inc., a manufacturer of coupler systems, grapples and jaw and ripper buckets designed for use on heavy construction equipment. The acquisition of Wain Roy expanded Woods' product offerings by adding heavy duty jaw and ripper buckets, added complementary coupler technology, and strengthened Woods' dealer network by adding a significant number of construction dealers.

Recent Acquisitions

   In July 1999, Woods acquired TISCO, Central Fabricators and Alitec. A brief description of each of these businesses is set forth below:

   TISCO. TISCO is one of the largest independent distributors of agricultural equipment replacement parts in the United States, providing replacement parts to tractor and farm equipment end users. TISCO serves approximately 9,500 dealers in the United States, of which 40% are affiliated with one of the three major tractor OEM's, Deere, CNH and AGCO, and 60% are independent dealers selling non-major brand tractors, attachments and replacement parts and repairing farm machinery. TISCO focuses primarily on tractors, combines and other farm equipment that are ten years old or older, maintains an inventory of approximately 30,000 stock keeping units and operates five distribution centers across the U.S. TISCO was purchased for $38.5 million in cash plus non-compete payments aggregating $0.5 million to its former owners to be made on a quarterly basis over a two year period.

   TISCO does not manufacture its products. Instead, its products are manufactured and supplied by numerous third party manufacturers predominantly in North America, Europe and Asia. During the twelve months ending December 30, 2000, no one supplier produced more than 3% of all the stock keeping units sold by TISCO.

    Central Fabricators. Central Fabricators, headquartered in Schofield, Wisconsin, is a manufacturer of pin-on excavator buckets for the United States construction industry. Central Fabricators was purchased for $28.4 million in cash, including non-compete payments of $0.6 million. Central Fabricators predominantly sells excavator buckets to OEM's and dealers. Sales are both direct and through telemarketing and all products are manufactured at its facility located in Wisconsin.

    Alitec. Alitec, headquartered in Brownsburg, Indiana, is a manufacturer of patented hydraulic powered attachments for the U.S. skid steer market. Alitec was purchased for $10.9 million in cash. The acquisition of Alitec provided Woods with a substantially larger range of skid steer attachments, which include cold planers, vibratory rollers, augers, stump grinders, rock wheels and tillers. Substantially all of Alitec's attachments center around complex hydraulic products that are used in ground engaging applications.

Products and Applications

    We sell our products under a variety of well-recognized brand names. The following table lists our brands used in each of the end-user categories we serve. For additional segment information, see Note 13 to Consolidated Financial Statements included in Item 14(a) of Part IV of this report.

Description of End-Use          Brand Names                                                   Representative End Users
----------------------          -----------                                                   ------------------------
Replacement parts               TISCO(R), Tru-Part(R), TRU-POWER(R), CALCO(R), WoodsCare(R),  All of the other end-users listed in
                                all of the other brands listed in this table                  this table.

Construction and utility        Woods(R), Gannon(R), Wain Roy(R), Central Fabricators(R),     General and construction contractors,
                                Alitec(R)                                                     utility companies, government
                                                                                              contractors and industrial
                                                                                              manufacturing companies.

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

Specialty agriculture           Woods(R), Alloway(R)                                          Farmers

    Woods organizes its operations according to its product lines, enabling it to focus a team of engineering, manufacturing, marketing and sales personnel on each component of its business. The product lines primarily consist of different types of attachments for prime movers manufactured by various OEM's. These product lines can generally be grouped into the following general categories: replacement parts, buckets and couplers, finish mowers, flail mowers and rotary cutters, backhoes, front end loaders, agricultural equipment, and other products.

    The following table sets forth the percentage of sales derived by Woods from the sale of certain product lines:

                      Percentage of Sales by Product Line

                                                                                            Fiscal Year
                                                                                            -----------
Product Line                                                                            2000           1999
------------                                                                            ----           ----
Replacement parts.................................................................      31.2%          23.5%

Buckets and couplers..............................................................      21.3%          21.2%

Finish mowers.....................................................................      15.8%          19.2%

Rotary cutters and flail mowers...................................................      10.7%           6.5%

Backhoes..........................................................................       6.4%          10.2%

Front end loaders.................................................................       5.5%          10.0%

Other.............................................................................       9.1%           9.4%
                                                                                       -----          -----

 Total............................................................................     100.0%         100.0%
                                                                                       =====          =====

Set forth below is a brief description of each of Woods' principal product lines:

Replacement Parts. Historically, Woods' genuine replacement parts complemented its attachments business and represented a source of consistent revenues and profits. For 2000, approximately 25% of Woods' replacement part sales were for its own products, including parts manufactured by Woods and parts manufactured to Woods' specifications by other manufacturers of replacement parts. Replacement parts and accessories are typically more profitable than sales of new equipment.

    As a result of the acquisition of TISCO, Woods is a distributor of over 30,000 different replacement parts for agricultural tractors, generally over 10 years old. TISCO products are focused on high-wear components and include a full range of replacement parts for brand name tractors such as Allis Chalmers, John Deere, Ford, Massey Ferguson, New Holland and White.

Buckets. Woods' bucket line includes material handling units for tractor loader backhoes, excavators and skid steers. This product line also includes attachments with related designs, such as jaws, rippers, industrial scrapers and certain multi-purpose attachments. The Gannon(R) line of attachments is focused on the smaller construction applications. The Central Fabricators(R) line is focused on hydraulic excavators and includes heavy-duty excavator buckets, bucket clamps and excavator mounted compaction equipment.

Couplers. This product line includes backhoe couplers, excavator couplers, swingers and hydraulic clamps, or "thumbs." These attachments, which are sold under the Gannon(R), Central Fabricators(R) and Wain Roy(R) brand names, are useful for a variety of applications, including forestry and debris clearing. Recent refinements of the Wain Roy(R) coupler system allow the changing of buckets, JAWS(R), grapples and other attachments without requiring the operator to leave the cab of the prime mover.

Finish Mowers. Finish mowers are used when a high-quality cut is desired. Our finish mower product line includes rear-mount and under-mount mowers as well as Turf-Batwings(R) and the Mow'n Machine(TM) line of riding mowers.

    . Rear-mount mowers feature a hitch that allows the mower to be easily attached to and detached from the rear of a tractor. We offer both belt and gear drive versions of rear-mount mowers, which feature heavy-duty gearboxes and industrial-grade blade spindles.

    . Under-mount mowers are mounted beneath the tractor, between the front and rear wheels. In general, under-mount mowers provide a better quality cut than rear-mount mowers because the cutting occurs before the large rear wheels of the tractor have traveled over the grass. We offer over 200 different mountings, which allow under-mount mowers to be used on most new and used compact tractors.

    . Turf-Batwing(R) mowers, consist of three rear-mount mowers connected with a flexible frame, which cut a swath ranging from twelve to seventeen feet. The flexible frames of Turf-Batwing(R) mowers ensure uniform mowing on both rolling and level terrain. Turf-Batwing(R) mowers are designed to mow large areas requiring a high-quality cut, such as soccer fields, parks, and sod farms.

    . Mow'n Machine(TM) riding mowers are a line of premium, self-propelled, zero-turn radius riding mowers sold under the trade name Mow'n Machine(TM). These highly maneuverable, rear-engine riding mowers provide a manicured cut and, unlike our attachment products, are self-propelled units with a gasoline or diesel engine. We currently offer ten models of the Mow'n Machine(TM), all of which are manufactured under contract for us by an unrelated third party. We also sell a line of accessories for the Mow'n Machine(TM), including mulching decks, sweepers, snow blowers and snowplows, all of which are manufactured for us by unrelated third parties.

Rotary Cutters and Flail Mowers. Rotary cutters are typically used in high-volume applications where the finish of the cut is relatively unimportant. Rotary cutters use fixed or free-swinging blades that are attached to a horizontal, rotating blade carrier. Rotary cutters are more popular than other types of tractor-mounted cutters, and are generally less expensive to maintain than flail mowers. Cutting widths range from four to twenty feet on mechanical rotary cutters and from five to fifteen feet on hydraulic cutters. We manufacture four principal types of rotary cutters: Batwing(R), BrushBull(TM) single spindle, multi-spindle and ditchbank rotary cutters.

    . Batwing(R) mowers are large rotary cutters featuring a central cutting section and two hinged wing sections with overall cutting widths of ten to twenty feet. The hinged wing sections enable the housing to flex, ensuring uniform mowing on both rolling and level terrain.

    . BrushBull(TM) single spindle rotary cutters have one pair of blades, feature heavy-duty gear drives and a full-length structural tubing frame. Woods manufactures ten single spindle rotary cutters models in three grades; standard, medium, and heavy duty, to handle a wide range of applications.

    . Multi-spindle cutters have two or three pairs of blades and are generally designed for large area mowing and clearing, such as industrial parks, airports, agricultural fields, pastures and orchards.

    . Ditchbank rotary cutters are designed to maintain roadside ditches, drainage ditches and difficult to access road shoulders. These cutters can be angled off the side of a prime mover from 90 degrees straight up an embankment to 90 degrees straight down a ditch.

    Most flail mowers are purchased for use in high-volume, intensive-use mowing applications. They deliver a finer cut, distribute cuttings more evenly and have superior mulching action. In addition, the perpendicular cutting motion of the flail mower deflects debris in a mulching action making it generally safer than other types of mowers and thus more popular for use in urban and congested areas. Mechanical flail mowers are sold with cutting widths of between three and eight feet and hydraulic flail mowers are sold with cutting widths of between four and twenty-one feet.

Backhoes. Woods' line of hydraulic backhoes is used in numerous applications, including light construction and general grounds maintenance. Our backhoes can be attached to approximately 300 of the tractor models manufactured since 1990. Several of our backhoes can also be attached to skid steers.

Front End Loaders. Woods offers a line of twelve different models of tractor-mounted front-end loaders designed for tractors ranging from 11 to 200 horsepower. Loaders are used in a wide range of applications, including farmstead maintenance, landscaping, snow removal, care of livestock and other general grounds maintenance. We offer approximately 375 mounting systems, which enables our loaders to be attached to a majority of the tractors manufactured since 1990. We also manufacture mounting systems for numerous tractor models that are out-of-production. These mounting systems generally are not offered by OEM's.

Other Products. In addition to the product lines mentioned above, Woods also produces industrial grading scrapers, landscape rakes, tillers, pulverizers, snow blowers, post hole diggers, box blades and other attachment products. We also sell a line of tractor-mounted equipment to serve the needs of the sugar beet industry, including a narrow-row cultivator, two types of sugar beet defoliators and a sugar beet harvester.

Customers

    We market and distribute our products to end-users through one of the attachments industry's largest dealer networks in the United States and also market our products directly to OEM's. We believe that our national dealer network provides an efficient platform through which we can expand the distribution of products. Additionally, we believe that our dealer network provides a significant competitive advantage by allowing us to support a large direct sales force, effective marketing programs and a highly trained staff of customer service representatives. Management is committed to strengthening its relationships with dealers and OEM's through continued sales and aftermarket support and by offering a broader product line resulting from new product introductions.

    Unlike many of our smaller competitors, we are not dependent upon any one geographic area. Management expects that our sales base will become even more geographically diverse as we continue to diversify our product offering through new product introductions. Currently, we sell our products into eight major geographic regions in the United States.

    The following table identifies each of these geographic regions as well as the percentage of net sales generated by Woods in each region:

                     Percent of Sales by Geographic Region

                                                                                            Fiscal Year
                                                                                            -----------
Region                                                                                  2000            1999
------                                                                                  ----            ----
Northeast......................................................................        15.1%           16.0%

Southeast......................................................................        13.0%           13.2%

South Central..................................................................        13.3%           14.6%

Lakes..........................................................................        13.7%           13.7%

Upper Mid West.................................................................         9.1%            8.1%

Central Mid West...............................................................        14.4%           13.1%

Southern Mid West..............................................................        10.4%           10.5%

West...........................................................................         9.8%           10.8%

Foreign........................................................................         1.2%            0.0%
                                                                                      -----           -----

   Total.......................................................................       100.0%          100.0%
                                                                                      =====           =====

    Attachments are sold primarily by construction, commercial, agricultural and outdoor power equipment dealers who sell tractors and prime movers and other equipment produced by the major OEM's. Our distribution network includes dealers that have affiliations with OEM's such as CNH, Deere, AGCO (which manufactures and distributes the Massey Ferguson brand of prime mover), Ingersoll (which manufactures and distributes the Bobcat brand of skid steer), Caterpillar and Kubota. We also sell our products through a substantial number of independent dealers that are not affiliated with the major OEM's. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers. In most cases, dealers also offer products manufactured by our competitors.

    We support our dealers' efforts with national, regional and local advertising and participate in approximately a dozen major trade shows and exhibits annually in the United States. We advertise in trade journals and provide our dealers with sales support literature and other point-of-purchase materials, in addition to running various merchandising and sales promotion programs. Dealers often jointly participate in our regional and local advertising and sales promotion programs.

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

    Woods' sales are not dependent on any customer, specific dealer or group of dealers. Woods' top 20 customers accounted for 15.1% of its net sales for 2000 with no single dealer accounting for more than 2.3% of net sales. Approximately 1% of Woods' sales were outside the United States in 2000.

    We sell our attachments to OEM's based on a net price and to dealers based on a list price. Dealers may qualify for various levels of trade discounts to the list price depending upon the dollar volume of their purchases and the timing of their payment. In order to moderate the seasonality of our sales, we offer pre-season sales programs to dealers that provide for discounts on attachments purchased during off-season periods. We also offer cash discounts as part of these programs to encourage dealers to accelerate payment. We do not provide our dealers with floor financing.

Backlog

    At December 30, 2000, Woods had unfilled orders of approximately $29.2 million compared to approximately $29.6 million at January 1, 2000. The amount of unfilled orders at a particular time is affected by a number of factors, including scheduling the manufacturing and shipping of products, which in most cases is dependent on pre-season sales programs at Woods and the needs of the customer. Orders generally are subject to cancellation at any time before shipment, and, therefore, a comparison of unfilled orders from period to period may not be meaningful or indicative of eventual shipments.

Competition

    The attachment and replacement parts industries are highly competitive. Our products are sold in markets where the principal competitive factors are price, quality, service, brand name and product availability. We compete with the major OEM's of prime movers as well as with several hundred companies producing one or more models of attachments. Some of these competitors are significantly larger than us and have substantially greater financial and other resources at their disposal. As an independent attachments manufacturer, we believe that we are able to distribute our products through a larger network of dealers than if we were a prime mover OEM, which are generally restricted from distributing their products through other OEM-affiliated dealers. Our principal competitors in the attachments market are Alamo Group Inc., Bush Hog (a division of Allied Products Corporation), Land Pride (a division of Great Plains Manufacturing Company), ATI, and Deere. Within the replacement parts markets, TISCO is one of the largest independent parts distributors in the United States. Other independent parts competitors include Heschel-Adams (a division of Alamo Group Inc.), SMA, Riverside, Shoup and Hy-Capacity.

    We believe that our ability to compete successfully in our markets is a result of controlling our manufacturing costs, reducing shipping times to our dealers, offering high quality products, focusing purely on the attachment and replacement parts markets and designing and developing innovative products.

Product Development and Engineering

    Management believes that our ability to provide innovative responses to customer needs, to continue developing and manufacturing new products and to enhance our existing product lines is critical to our success. Consequently, our sales and design teams work closely with dealers and customers to identify customer needs and product opportunities. Once a new product opportunity is identified, our sales, marketing, engineering and manufacturing departments work together during the design, engineering and development process to ensure that new products meet both customer needs and our own internal rate of return thresholds.

    Woods develops all of its products to be compatible with the latest tractor designs and uses a sophisticated 3-D solid modeling CAD-CAM engineering and design system, extensive field testing and the evaluation of competitors' products to validate new products.

    Over the last three years, Woods expended approximately $11.6 million on engineering, research and new product development. Woods currently has 50 employees working on product design, prototype development, product testing and new product research. Since 1993, Woods introduced over 100 new products, including a new line of Batwing(R) cutters, a skid steer attachment product line, a line of rear discharge mowers, the Groundbreaker(R) line of backhoes, the M-series Mow'n Machine(TM) line, BrushBull(TM) single spindle cutters, mini excavator buckets and couplers, and low-flow cold planers.

Total Cost Productivity Program

    In 1995, management began Woods' Total Cost Productivity program, implementing continuous flow manufacturing and total quality management techniques at Woods' manufacturing facilities. In connection with this program, Woods has focused on reducing our order-to-delivery schedule, as well as improving quality, reducing production costs and inventory levels, improving environmental, health and safety and enhancing plant profitability and flexibility through a more efficient plant layout. We have significantly improved our manufacturing efficiency by focusing on our core competencies within each facility, which include fabricating, welding, assembling and painting, and by changing our manufacturing techniques.

    As a result of continuous flow manufacturing and total quality management implementation to date, Woods has successfully decreased its overall working capital requirements by increasing inventory turnover from 2.6 times per year in 1995 to 4.8 times per year in 2000, and by reducing order-to-delivery times.

Warranty

    Woods generally provides dealers with limited one-year warranties. Dealers typically provide warranty service for end-users pursuant to their own express warranties and warranties implied by state law. We compensate the dealers for warranty service provided to end-users based upon the nature of the dealers' warranty claims against us. Woods' warranty expenses have averaged approximately
 .9% of invoiced sales for 1996 to 2000.

Patents and Trademarks

    Woods owns numerous U.S. and foreign patents and has several applications for patents pending. While we consider our patents to be advantageous to our business, we do not believe our business is dependent on any single patent or group of patents. Management believes that our trademarks are well known in our markets, are valuable and are increasing in value with the development of the business, but that the business is not dependent on such trademarks. Woods owns United States federal registrations for several trademarks, including Woods(R), Alloway(R), WoodsCare(R), Gill(R), Gannon(R) and Wain Roy(R). TISCO, Alitec and Central Fabricators' products are sold under numerous trademarks, including Central Fabricators(R), Tru-Part(R), TRU-POWER(R), TISCO(R), Alitec(R) and CALCO(R).

Suppliers

    The principal raw materials that we use include steel, other metals and hydraulic tubing. While we manufacture many of the parts for our products, some parts, including most drive lines, blades, hydraulic pumps and motors, are purchased from outside suppliers who manufacture parts to our specifications.

    We purchase all of our self-propelled riding mowers, marketed under the brand name Mow'n Machine(TM), from Ariens Corporation, a private company located in Brillion, Wisconsin. We own the designs, tooling and drawings for the current front-mount Mow'n Machine(TM) products.

    TISCO does not manufacture its products. Instead, its products are manufactured and supplied by numerous third party manufacturers predominantly in North America, Europe and Asia.

Employees

    As of December 30, 2000, Woods employed 1,490 full-time employees, of whom 50 were employed in engineering and research and development, 1,006 in manufacturing and 434 in marketing, sales, customer service, distribution and administration. Approximately 30 employees are subject to a collective bargaining agreement. These 30 employees are part of the International Association of Machinists collective bargaining unit. This relationship was in existence at the TISCO St. Paul, Minnesota location prior to the acquisition. Woods considers its relationship with its employees to be good.

Item 2.    Properties.

    Our corporate headquarters are located in Rockford, Illinois. Information regarding our manufacturing and distribution facilities as of March 9, 2001 is set forth below:

                                                                                             Owned/        Square
                                                                                             ------        ------
Plant Location                              Company      Products Manufactured               Leased         Feet
--------------                              -------      ---------------------               ------         ----
Manufacturing Facilities:

La Mirada, CA                                Woods       Buckets                              Owned         80,000

Oregon, IL                                   Woods       Backhoes, Rear-mount
                                                         Mowers and Batwing
                                                         cutters                              Owned        420,000

Gardner, MA                                  Woods       Couplers and Buckets                 Leased        68,000

Hubbardston, MA(1)                           Woods                                            Owned         34,400

Charlotte, NC                                Woods       Blades, Buckets and                  Leased        65,000
                                                         Landscape Equipment

Fargo, ND (2)                                Woods       Flail Shredders, Row Crop            Owned (3)    130,000
                                                         Cultivators, Beet Harvesters and
                                                         Defoliators and Snow Blowers

Sioux Falls, SD                              Woods       Loaders                              Owned        108,000

Schofield, WI (3 locations)                  Central     Buckets                              Leased        70,000
                                             Fabricators

Brownsburg, IN                               Alitec      Skid Steer Attachments              Leased         65,000

Distribution Warehouses:

West St. Paul, MN                            TISCO       NA                                  Leased         47,270

Sacramento, CA                               TISCO       NA                                  Leased         97,470

Nashville, TN                                TISCO       NA                                  Leased         41,760

Dallas, TX                                   TISCO       NA                                  Leased         97,523

Richmond, VA                                 TISCO       NA                                  Leased         25,600

Offices:

West St. Paul, MN                            TISCO       NA                                  Owned          14,800


         (1) This facility is currently in the process of being sold. Operations from this facility were moved to Gardner, MA in October 1999.

         (2) Capital expenditures at the Fargo, North Dakota facility are financed with earnings from the joint venture and are therefore excluded from the calculation of annual maintenance capital expenditures for Woods.

         (3) The Fargo, North Dakota facility is owned by Alloway Industries, L.L.C., which is jointly owned on an equal basis by Woods and Deere & Company.

    All of our properties are pledged as collateral to secure our borrowings under the Fleet Capital Corporation senior credit facility entered into in February 2001. We believe that substantially all of our properties and equipment are in good condition and that we have sufficient capacity to meet our current manufacturing needs. Utilization of our facilities varies depending on demand for the products produced at such facility. Overall, we estimate that our facilities, in aggregate, are operating at approximately 80% capacity.


Item 3.  Legal Proceedings.

    From time-to-time, we are subject to product liability and other personal injury claims that arise in the ordinary course of business, and we maintain insurance believed to be adequate to cover these claims.

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

    Management is not aware of any material environmental issues at any of its facilities. Within the past two years, we have obtained environmental site assessments at each of the Woods-owned facilities. In 1999, in connection with completing the documentation for the Credit Suisse First Boston senior credit facility, Woods obtained an environmental site assessment at the Hubbardston, Massachusetts facility. The assessment report identified chlorinated and petroleum compounds in soil and groundwater. In follow-up to the 1999 site assessment, as required by Massachusetts law, Woods was issued a Tier 1B Permit to complete the assessment of the compounds and, if necessary, provide a remediation plan directed to the identified compounds.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

    No matters were submitted to a vote of Woods' security-holders in the fourth quarter of 2000.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

Market Information. There is no established public trading market for Woods' common stock.

Holders. As of the close of business on March 9, 2001, there were approximately 30 holders of record of Woods' common stock.

Dividends. Since its inception in 1993, Woods has not declared or paid any cash or other dividends on its common stock and does not expect to pay dividends for the foreseeable future. Woods anticipates that all of its earnings in the foreseeable future will be used to support its growth strategy and reduce indebtedness. As a holding company, the ability of Woods to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary, WEC. The payment of dividends by WEC to Woods is prohibited by WEC's senior credit facility, and restricted by the indenture under which WEC's 12.0% senior notes were issued. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, Woods' results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

    During fiscal 2000, Woods sold 2,278 shares of common stock and 103 shares of preferred stock to a director and an employee of the Company for total consideration of $140. The issuance and sale of these securities were deemed exempt from registration under the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 6.  Selected Financial Data.

    The following table presents selected historical consolidated statements of operations, balance sheet, and other data for Woods for the periods presented. The data as of and for each of the five fiscal years ended December 30, 2000 have been derived from the audited consolidated financial statements of Woods and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included elsewhere.

                                                                                    Fiscal Years Ended,
                                                                                    -------------------
                                                            December 28,   December 27,     January 2,   January 1,    December 30,
                                                                1996          1997(1)         1999         2000(2)         2000
                                                                ----          -------         ----         -------         ----
                                                                                       (in thousands)
Statements of Operations Data:
Net sales                                                     $129,427       $137,924       $154,734     $188,979       $ 261,788
Costs of goods sold                                             97,432        104,552        112,890      138,419         194,355
                                                              --------       --------       --------     --------       ---------
Gross profit                                                    31,995         33,372         41,844       50,560          67,433
Selling, general and administrative expenses                    20,453         24,521         29,137       39,668          60,422
Non-cash stock option compensation charge                            -              -          4,310            -               -
Special charges (3)                                                  -              -            562        2,211          42,323
                                                              --------       --------       --------     --------       ---------
Income from operations                                          11,542          8,851          7,835        8,681         (35,312)
Interest and other expense, net                                  7,326          7,831         10,261       15,589          23,573
                                                              --------       --------       --------     --------       ---------
Income (loss) before provision (benefit) for income taxes        4,216          1,020         (2,426)      (6,908)        (58,885)
 and extraordinary loss
Provision (benefit) for income taxes                             1,971            494           (438)           -            (291)
                                                              --------       --------       --------     --------       ---------
Income (loss) before extraordinary loss                          2,245            526         (1,988)      (6,908)        (58,594)
Extraordinary loss (4)                                               -           (290)          (795)      (3,346)              -
                                                              --------       --------       --------     --------       ---------
Net income (loss)                                             $  2,245       $    236       $ (2,783)    $(10,254)      $ (58,594)
                                                              ========       ========       ========     ========       =========
Other Data:
Depreciation and amortization                                 $  3,409       $  4,412       $  6,196     $  7,847       $   9,249
Capital expenditures                                             4,662          4,678          3,212        8,123           7,969
EBITDA (5)                                                      14,951         13,263         18,341       16,528         (26,063)
Net cash provided by (used in):
  Operating activities                                          11,226          7,000          3,762       11,021          (9,895)
  Investing activities                                          (1,872)       (25,520)        (3,182)     (85,577)         (6,158)
  Financing activities                                          (9,297)        21,159         (1,944)      73,204          16,106
Balance Sheet Data (at end of period):
Working capital                                               $ 30,574       $ 36,231       $ 41,161     $ 52,625       $  54,511
Total assets                                                    82,364        106,607        110,147      200,343         161,475
Total debt                                                      58,623         82,367        119,161      176,770         197,195
Redeemable preferred stock and accrued dividends                 6,182          6,658         30,110       51,141          55,342
Stockholders' equity (deficit)                                   4,115          4,023        (52,742)     (58,916)       (121,659)

(1) Woods acquired Wain Roy in October 1997.

(2) Woods acquired TISCO, Central Fabricators and Alitec in July 1999.

(3) In 2000, Woods incurred expenses of $42,323 for (1) the write-off of an integrated systems project, $5,128; (2) the write-off of goodwill related to the Company's construction business (see Note 3, Impairment of Long-Lived Assets), $36,210; and (3) employee severance costs, $985. In 1999, Woods incurred expenses of $1,200 associated with its closing and relocation of the Seguin, Texas facility to consolidate operations with its LaMirada, California and Charlotte, North Carolina facilities. In addition, in 1999 and 1998 Woods incurred expenses of $1,011 and $562, respectively, in connection with a failed acquisition.

(4) Extraordinary loss, net of income tax benefit, represents the write-off of unamortized deferred financing costs on the early extinguishment of debt.

(5) EBITDA is defined as operating income plus depreciation, amortization and the non-cash stock option compensation charge and is presented because it is generally accepted as providing useful information regarding a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Business. Woods is a leading manufacturer of attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications, and a leading distributor of replacement parts for agricultural tractors.

Outlook. While we believe our revenue base is reasonably diversified by industry, geographic region, application and end-user, weakness in one or more of our markets can impact our revenue and profitability. Specifically, during the last six months of fiscal 2000, we experienced a significant decline in the demand for attachments used with tractor loader backhoes and excavators. Additionally, our construction business is experiencing increased competition in its markets and our replacement parts business has been negatively affected by uncertainty resulting from its integration into the grounds maintenance business. During the same period we have also experienced higher labor costs at certain of our manufacturing facilities. All of these trends are expected to continue through at least the first quarter of fiscal 2001 with the increased competition in the market for construction products continuing longer-term.

In response to these developments, the Company announced a restructuring plan in November 2000 to improve profitability and increase liquidity. Since announcing the restructuring, the Company has reduced headcount by 6% and continues to review staffing levels in light of changing business conditions. The Company has also implemented a program of temporary plant shutdowns for those plants carrying inventory levels above current needs and continues to review all facilities for opportunities to further reduce costs permanently. Further cost reductions may include plant consolidations.

To increase liquidity, the Company has (1) refinanced its existing $40 million senior credit facility with a $50 million senior credit facility secured by the Company's assets, (2) terminated an enterprise-wide integrated system project requiring several million dollars to complete, (3) terminated its acquisition program and (4) reduced capital expenditures to a maintenance level.

Working Capital Requirements. Our accounts receivable significantly increase throughout the first quarter of each year to allow dealers to accumulate inventory for sale during the warmer months of the year. These dealer inventories are non-returnable to Woods and invoiced upon shipment. Our average borrowings under our revolving credit facility for the year ended December 30, 2000, were approximately $29.8 million.

Purchase Accounting Effects. The acquisitions in 1999 were accounted for using the purchase method of accounting. As a result, these acquisitions will continue to affect our results of operations in certain significant respects. The aggregate acquisition costs (including the assumption of liabilities and estimated transaction expenses) of approximately $77.8 million have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of acquisition.

The allocation of the purchase price of the assets acquired in the acquisitions has resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the acquisitions and the recapitalization, our interest expense has increased significantly in the periods following the acquisitions. During the year ended December 30, 2000, the Company recognized an impairment of goodwill related to its construction business in the amount of $36.2 million.

Results of Operations

   The following table sets forth each category of statement of operations data as a percentage of net sales:

                                                                 January 2,   January 1,   December 30
                                                                    1999         2000          2000
                                                                    ----         ----          ----
Statement of Operations Data:
Net sales.....................................................     100.0%       100.0%        100.0%
Costs of goods sold...........................................      73.0         73.2          74.2
                                                                   -----        -----        ------
Gross profit..................................................      27.0         26.8          25.8
Selling, general and administrative expenses..................      18.8         21.0          23.1
Non-cash stock option compensation charge.....................       2.8           --            --
Special charges...............................................       0.4          1.2          16.2
                                                                   -----        -----        ------
Income (loss) from operations.................................       5.0          4.6         (13.5)
Interest and other expense, net...............................       6.6          8.2           9.0
                                                                   -----        -----        ------
Loss before benefit for income taxes and extraordinary loss...      (1.6)        (3.6)        (22.5)
Benefit for income taxes......................................      (0.3)          --          (0.1)
                                                                   -----        -----        ------
Loss before extraordinary loss................................      (1.3)        (3.6)        (22.4)
Extraordinary loss............................................      (0.5)        (1.8)           --
                                                                   -----        -----        ------
Net loss......................................................      (1.8)%       (5.4)%       (22.4)%
                                                                   =====        =====        ======

Fiscal Year Ended December 30, 2000 Compared to Fiscal Year Ended January 1,
2000

    Net sales were $261.8 million for the year ended December 30, 2000, an increase of $72.8 million, or 38.5%, from $189.0 million in the prior year. The increase in net sales was attributable to the acquisitions of TISCO, Central Fabricators and Alitec that were acquired in July 1999 and only included in the year ended January 1, 2000 for five months.

                                                                     Fiscal        Fiscal
Segment                                                               2000          1999      % Change
-------                                                               ----          ----      --------
Grounds maintenance                                                 $200,150      $142,758      40.2%

Construction                                                          55,732        40,115      38.9%

Other                                                                  5,906         6,106      -3.3%
                                                                    --------      --------

Total net sales                                                     $261,788      $188,979      38.5%
                                                                    ========      ========

    The 40.2% increase in the grounds maintenance segment was due to acquisition of TISCO. Woods' core business in this segment increased approximately $12.8 million or 13.0%. The 38.9% increase in the construction segment was due to acquisition of Central Fabricators and Alitec. Woods' core business in this segment was down approximately $5.4 million or 18.6% due to increased competition and a decline in demand from the equipment rental market.

    Gross profit was $67.4 million, or 25.8%, for the year ended December 30, 2000, an increase of $16.9 million, or 33.4% from $50.6 million, or 26.8%, in the prior year. The entire increase in gross profit is attributable to the increase in revenues from the acquisitions of TISCO, Central Fabricators and Alitec, which were included for the entire year ended December 30, 2000, versus only five months in the year ended January 1, 2000. The gross profit percentage decrease was due to lower plant productivity, .7% and higher freight costs, .3%.

    Selling, general and administrative expenses were $102.7 million, or 39.3% of net sales, for the year ended December 30, 2000, an increase of $62.9 million, or 145.3%, from $41.9 million, or 22.2% of net sales, in the prior year. Excluding the special charges of $42.3 million, as a percentage of sales, selling, general and administrative expenses increased 2.1% related primarily to the reclassification of freight revenue (See Note 3, Summary of Significant Accounting Policies - Reclassifications). The $42.3 million special charge includes the write-off of an integrated computer system project ($5.1 million), severance costs ($1 million) and the write-off of goodwill related to the Company's construction business ($36.2 million).

    Income from operations was $(35.3) million for the year ended December 30, 2000, a decrease of $44.0 million, or 506.8%, from $8.7 million in the prior year. The decrease in profitability is primarily due to the $42.3 million special charges and higher plant operating costs due to not achieving productivity gains.

    Interest expense was $23.6 million for the year ended December 30, 2000, an increase of $8.0 million, or 51.2%, from $15.6 million in the prior year. The increase is due to additional debt incurred to fund the acquisitions of TISCO, Central Fabricators and Alitec being outstanding for the full year and higher borrowings against the senior credit facility.


Fiscal Year Ended January 1, 2000 Compared to Fiscal Year Ended January 2, 1999

    Net sales were $189.0 million for the year ended January 1, 2000, an increase of $34.2 million, or 22.1%, from $154.7 million in the prior year. The increase in net sales was attributable to the acquisitions of TISCO (acquired July 28, 1999), Central Fabricators (acquired July 28, 1999), and Alitec (acquired July 30, 1999). Woods' core business, which Woods defines as those product lines owned for more than two years, was flat with the same period in the prior year.

Segment                                                                        1999          1998      % Change
-------                                                                        ----          ----      ---------
Grounds maintenance                                                          $142,758      $114,567      24.6%

Construction                                                                   40,115        36,137      11.0%

Other                                                                           6,106         4,030      51.5%
                                                                             --------      --------

Total net sales                                                              $188,979      $154,734      22.1%
                                                                             ========      ========

    The 24.6% increase in the grounds maintenance segment was due to acquisition of TISCO. Woods' core business in this segment increased approximately $4.4 million or 3.8%. The 11.0% increase in the construction segment was due to acquisition of Central Fabricators and Alitec. Woods' core business in this segment was down approximately $6.0 million or 20.0% due to the decline in demand from the equipment rental market. The 51.5% increase in Woods' "other" category was due to the stabilizing of the sugar beet industry.

    Gross profit was $50.6 million, or 26.7%, for the year ended January 1, 2000, an increase of $8.7 million, or 20.8% from $41.8 million, or 27.0%, in the prior year. The entire increase in gross profit is attributable to the increase in revenues. Overall, the gross profit percentage has remained consistent with the lower margin turf products and pin-on backhoe buckets offsetting the sales of higher margin dedicated buckets and couplers.

    Selling, general and administrative expenses were $41.9 million, or 22.2% of net sales, for the year ended January 1, 2000, an increase of $7.9 million, or 23.1%, from $34.0 million, or 22.0% of net sales, in the prior year. As a percentage of sales, these expenses remained consistent with the prior year. The $7.9 million increase was due to the selling, general and administrative costs of the acquisitions, one-time expenses associated with the closing of the Seguin, TX facility ($1.2 million) and the incremental charges ($0.5 million) associated with the failed acquisition of the Alamo Group. The charges associated with the closing of Seguin and the failed acquisition are further disclosed in the Statement of Operations and Note 17, Special Charges, of the financial statements.

    Income from operations was $8.7 million for the year ended January 1, 2000, an increase of $.9 million, or 10.8%, from $7.8 million in the prior year. The increase in profitability is primarily due to the acquisition of TISCO, Central Fabricators and Alitec.

    Interest expense was $15.6 million for the year ended January 1, 2000, an increase of $5.3 million, or 51.9%, from $10.3 million in the prior year. The increase is due to additional debt incurred to fund the acquisitions of TISCO, Central Fabricators and Alitec.

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


Fiscal Year Ended January 2, 1999 Compared to Fiscal Year Ended December 27,
1997

    Net sales were $154.7 million for the year ended January 2, 1999, an increase of $16.8 million, or 12.2%, from $137.9 million in the prior year. The increase was primarily due to the continued strength of the end-user markets for our grounds maintenance, general-purpose maintenance, roadside maintenance and construction products and the impact of the acquisition of Wain Roy, which was completed in October 1997. Sales of the Wain Roy(R) product line accounted for approximately $12.2 million, or 72.6%, of the increase in net sales. Woods' sales growth occurred despite negative market conditions for product lines dependant upon the sugar beet market, which include harvesters, defoliators and cultivators, during the period, and temporary declines in construction spending in the Pacific Northwest due to adverse weather conditions.

    Gross profit was $41.8 million for the year ended January 2, 1999, an increase of $8.4 million, or 25.4%, from $33.4 million in the prior year. Approximately $5.9 million, or 68.6%, of this increase was directly attributable to the increase in net sales during the period and the remaining $2.5 million increase was the result of variable cost reductions in Woods' manufacturing plants. Investments in new equipment and tooling, totaling $3.2 million during 1998, enabled Woods to realize productivity gains that have reduced its variable costs per unit by approximately 5.3% during the year ended January 2, 1999. Such reductions were accomplished despite an approximately 0.7% increase in raw material prices and an approximately 1.9% overall increase in labor and material prices.

    Selling, general and administrative expenses were $34.0 million for the year ended January 2, 1999, an increase of $9.5 million, or 38.7%, from $24.5 million in the prior year. As a percent of net sales, these expenses increased to 22.0% during the year ended January 2, 1999 from 17.8% for the prior year. Approximately $4.3 million, or 45%, of this increase is the result of a non-cash stock option compensation charge incurred in connection with the recapitalization, approximately $2.0 million, or 21.0%, resulted from an increase in amortization expense and administrative costs associated with the acquisition of Wain Roy and approximately $0.6 million, or 6.3%, of this increase is the result of costs incurred by Woods in connection with its failed acquisition of Alamo. The remaining balance of the increase was due to an increase in net sales and increased marketing expenses associated with the integration of the Wain Roy(R) product line into Woods' construction business unit. On a pro forma basis without the compensation charge, the one-time charges associated with the acquisition of Wain Roy and the Alamo acquisition expenses, selling, general and administrative expenses would have been $27.1 million for the year ended January 2, 1999, or 17.5% of net sales, an increase of $2.6 million, or 10.6%.

    Income from operations was $7.8 million for the year ended January 2, 1999, a decrease of $1.0 million, or 11.5%, from $8.8 million in the prior year. The decrease in profitability is primarily due to the non-cash stock option compensation charge incurred in connection with the recapitalization.

    Interest expense was $10.3 million for the year ended January 2, 1999, an increase of $2.4 million, or 31.0%, from $7.8 million in the prior year. The increase is the result of fees and expenses and additional interest costs relating to the recapitalization.

    In the year ended January 2, 1999, there was an extraordinary loss of $0.8 million related to the early extinguishment of debt attributable to the recapitalization. In the prior year, there was an extraordinary loss of $0.3 million related to the early extinguishment of debt associated with repayment of Woods' senior credit facility.

Seasonality

The markets within which Woods operates are somewhat seasonal with peak use for Woods' products coming in the prime mowing, landscaping and construction season during the spring and summer months. Woods has pre-season sales programs, which provide cash discounts and extended terms to Woods' dealers to encourage pre-season orders. As a result of these programs, demand for Woods' products is fairly constant over the entire year. However, greater than 60% of Woods' EBITDA is generated during the first half of the year, in part due to the holiday season in the fourth calendar quarter. Woods' working capital requirements reach their seasonal peak during the first quarter due primarily to increased accounts receivable.

Liquidity and Capital Resources

    Woods' principal sources of cash during the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 were from operations and borrowings under existing credit facilities. Cash used or generated from operating activities during such periods was $(9.9) million, $11.0 million, and $3.8 million, respectively.

    Capital expenditures for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 amounted to $8.0 million, $8.1 million and $3.2 million, respectively. Capital expenditures for all periods were used to purchase additional equipment and tooling. Woods intends to make capital expenditures of $2.5 million in 2001 primarily to complete a plant expansion started in 2000 and for maintenance capital.

    On July 28, 1999, Woods issued 51,297 units representing $51.9 million in aggregate principal amount at maturity of 15% senior discount debentures due 2011 and 45,511 shares of common stock and WEC issued $130.0 million in aggregate principal amount of 12% senior notes due 2009. Woods used the proceeds from these offerings, together with a new equity investment of $25.0 million by MDCP, borrowings under the senior credit facility of $12.0 million and cash on hand of approximately $3.0 million, to repay approximately $109.5 million of its existing indebtedness, to finance the acquisitions of TISCO, Central Fabricators and Alitec and to pay related fees and expenses.

    In connection with the July 1999 debt offerings, WEC entered into a senior credit facility, which provided for a $40.0 million revolving line of credit. As of December 30, 2000, WEC had approximately $32.6 million of outstanding borrowings under the senior credit facility and additional borrowing capacity of $5.8 million. In February 2001, the Company replaced its $40 million senior credit facility managed by Credit Suisse First Boston with a $50 million senior credit facility managed by Fleet Capital Corporation. The $50 million facility is a three year facility based on eligible receivables, inventory and fixed assets. Interest is based on Fleet's base rate or LIBOR plus a margin based on the ratio of EBITDA to cash interest. Substantially all of Woods' and WEC's assets are pledged as collateral under the Fleet Capital agreement. In February 2001, the Company also sold $11.75 million of accounts receivable on a non-recourse basis to Capital Finance LLC for $10 million.

    At various points in time during 2000 and 1998, Woods was in default of certain restrictive covenants under its senior credit facility and obtained appropriate waivers or amendments to the respective debt agreements.

    Our senior credit facility and the indentures under which the senior discount debentures and senior notes were issued contain numerous restrictive covenants, including, among other things, covenants that limit the ability of Woods and WEC, as the case may be, to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In particular, under the senior credit facility and the senior notes indenture WEC is restricted in its ability to pay dividends to Woods. Notwithstanding the foregoing, the senior notes indenture provides that WEC can make cash payments to Woods from and after October 15, 2004 to enable Woods to make required interest payments on the debentures provided that, among other things, WEC's consolidated coverage ratio after giving effect to such payments exceeds 2.5 to
1. In the event that we fail to comply with the covenants contained in our senior credit facility, 12% senior note indenture and 15% senior debenture indenture, we would be in default and, in such case, the maturity of substantially all of our long-term indebtedness could be accelerated.

    Woods anticipates that its principal uses of cash will be for working capital, debt service and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior credit facility, will be adequate to meet its anticipated requirements for the balance of 2001. However, there can be no assurance that changes in general business or economic conditions will not negatively impact the Company's future working capital needs. Furthermore, we cannot assure you that our business will generate sufficient cash flow from operations in the future to service our debt, and we may be required to refinance all or a portion of our existing debt. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing would have a negative impact on Woods and WEC.

Inflation

    We believe that inflation generally has not had a material impact on our operations or liquidity to date.


Year 2000 Compliance

    Woods experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Woods expensed approximately $150,000 and $200,000 in 1999 and 1998, respectively, in connection with remediating its systems. Woods is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties.

Forward-Looking Statements

    This Annual Report on Form 10-K includes forward-looking statements, which relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

    These forward-looking statements are identified in this annual report by the use of terms and phrases such as "believes," "anticipates," "expects," "estimate," "intends" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" specifically including, but not limited to "Outlook" and other sections of this annual report.

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

   (5) our inability to successfully integrate the operations of acquired companies as planned or achieve the anticipated cost savings from such integration;

   (6) our inability to successfully complete continuous flow manufacturing and total quality management techniques at acquired facilities;

   (7)  adverse weather conditions during the spring and summer months;

   (8)  our failure to develop or successfully introduce new products;

   (9)  changes in the regulatory environment;

   (10) our inability to successfully complete systems integration projects;

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

    We manage our interest rate risk by balancing the amount of our fixed and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 30, 2000, we had fixed rate debt of $164.6 million and variable rate debt of $32.6 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at December 30, 2000 by approximately $10.4 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $0.1 million.

Item 8.  Financial Statements and Supplementary Data.

    The information required by Item 8 is set forth on pages F-1 through F-27 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Change in accountants was reported on Form 8-K filed September 11, 2000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the directors and executive officers of Woods:

Name                                          Age        Principal Position
----                                          ---        ------------------
Edward R. Olson........................        60        Chairman, President & Chief Executive Officer

Paul R. Wood...........................        47        Director and Secretary

Michael S. Carney......................        43        Vice President & General Manager - Construction

David W. Ferguson......................        57        Vice President & General Manager - Ag/Turf & Parts

Randall S. Rapp........................        49        Vice President, General Counsel & Assistant Secretary

Paul R. Lederer........................        61        Director

Thomas R. Reusche......................        46        Vice President, Treasurer & Director

Mark Miller............................        37        Vice President - Finance (Principal Financial & Accounting Officer)

    Paul R. Wood has served as a Director since February 2001.  From August
1998 to November 2000, Mr. Wood served as Chairman of the Board of Woods. Since their respective formations in December 2000, March 1999, June 1996 and January 1993, Mr. Wood has served as a principal of the four investment funds associated with Madison Dearborn Partners and as a Vice President or Managing Director of Madison Dearborn Partners, their indirect general partner. Mr. Wood serves on the board of directors of Hines Horticulture, Inc., Eldorado Bancshares Inc., Outsourcing Solutions, Inc., and a number of private companies.

    Edward R. Olson has served as President and Chief Executive Officer of
Woods since February 2001, and as Chairman of the Board since November 2000. Mr. Olson has also served as President and Chief Executive Officer of Ed Olson Consulting Group Ltd. since 1993. Additionally, he has served as Principal of Dominion Management LLC and its predecessor KPMG Baymark Strategies LLC since 1995. Mr. Olson was President and Chief Operating Office of Porta Systems Corporation from 1995 to 1997 and President and Chairman of M-C Industries from 1990 to 1997. Mr. Olson serves on the board of directors of Fastcomm Communications Corporation, Dynamic Metal Forming, Inc. and S & L Metal Products Corporation.

    Michael S. Carney has served as Vice President and General Manager of Woods' Construction business since December 2000. Previously, he was Chief Operating Officer of Woods since 1995 and also served as a director of Woods from May 1999 until December 2000. Prior to joining Woods, Mr. Carney spent 15 years in a variety of manufacturing and marketing positions at GE.

    David W. Ferguson has served as Vice President and General Manager of the Ag/Turf and Parts businesses since November 2000. Previously, Mr. Ferguson was Vice President of the Ag/Turf business of Woods since October 1997. Prior to joining Woods, Mr. Ferguson spent 28 years working for New Holland. Mr. Ferguson's most recent assignment was as General Manager, Parts Operations with New Holland North

America, Inc., including distribution, service education, warranty and policy administration, publications, and product support.

    Randall S. Rapp joined Woods in September 2000 as General Counsel and was elected Vice President and Assistant Secretary in November 2000. Previously, Mr. Rapp was a partner in the law firm of Foley & Lardner from April 1988 through August 2000. Mr. Rapp serves on the boards of three not-for-profit entities.

    Paul R. Lederer has served as a director of Woods since June 1999. Prior to his retirement in October 1998, Mr. Lederer served as Executive Vice President, Worldwide Aftermarket of Federal-Mogul Corporation since February 1998; from November 1994 to February 1998, he served as President and Chief Operating Officer of Fel-Pro Inc., which was acquired by Federal-Mogul Corporation. Mr. Lederer serves as a director of R&B Inc. and Trans-Pro Corporation and as a member of the advisory boards of Ampere Inc., Newcorp., Richco Inc., Turtle Wax, Inc. and Wine Discount Center.

    Thomas R. Reusche has served as Vice President, Treasurer and a director of Woods since August 1998. Since their respective formations in December 2000, March 1999, June 1996 and January 1993, Mr. Reusche has served as a principal of the four investment funds associated with Madison Dearborn Partners, and a Vice President or Managing Director of Madison Dearborn Partners. Mr. Reusche serves on the board of directors of Hines Horticulture, Inc., Stericycle, Inc. and a number of private companies.

    Mark Miller was elected Vice President - Finance (Principal Financial and Accounting Officer) of Woods in January 2001. Previously, Mr. Miller was Finance Manager of the Ag/Turf Business since September 1999 and Manager, Planning and Analysis from April 1996. Mr. Miller also served as Corporate Controller from December 1994 to April 1996.

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

Item 11. Executive Compensation.

                           Summary Compensation Table

    The following table sets forth information concerning the compensation for services in all capacities to Woods for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 of those persons who (1) served during its last fiscal year ended as the chief executive officer of Woods and (2) were, at December 30, 2000, the other executive officers of Woods who earned more than $100,000 in salary and bonus in fiscal 2000. For case of reference, we refer to these persons as our "named executive officers."

                                                         Annual Compensation
                                                         -------------------
                                         Fiscal                      Other Annual    Long-Term      All Other
                                          Year   Salary     Bonus    Compensation   Compensation   Compensation
Name and Principal Position              Ended     ($)       ($)         ($)            ($)           ($)(3)
---------------------------              -----     ---       ---         ---            ---           ------
Thomas J. Laird                           2000   283,906   101,324         --  (1)       --            5,100
President and Chief                       1999   270,197    26,290         --  (1)       --            4,800
Executive Officer (4)                     1998   247,131   122,919         --  (1)       --            4,850

Michael S. Carney                         2000   227,131    80,125         --  (1)       --            5,100
Vice President & General Manager -        1999   213,667     8,700         --  (1)       --            4,800
Construction                              1998   184,708    79,216     88,990  (2)       --            4,850

D. Stephen Crider                         2000   146,125    44,207         --  (1)       --            4,384
Vice President & Chief Financial          1999   142,602     6,106         --  (1)       --            4,278
 Officer (5)                              1998   131,077    57,734         --  (1)       --            3,932


Michael Spears                            2000   145,011    15,869         --  (1)       --            4,384
Vice President & General Manager -        1999    48,089    27,623         --  (1)       --               --
 Parts (6)

David W. Ferguson                         2000   163,084    56,561         --  (1)       --            4,893
Vice President & General Manager -        1999   152,868      --           --  (1)       --            4,586
Ag/Turf and Parts                         1998   141,302    81,865    199,248  (2)       --            4,239

(1) The total amount of perquisites and other personal benefits for the named executive officer did not exceed the reporting threshold, which is the lesser of $50,000 or 10% of total annual salary and bonus.
(2) Reflects payments made to the named executive officer for relocation expenses.
(3) Represents matching contributions made by Woods to such named executive officers under its 401(k) plan.
(4)  Thomas J. Laird resigned from Woods in February 2001.
(5)  D. Stephen Crider resigned from Woods in November 2000.
(6)  Michael Spears resigned from Woods in November 2000.

Compensation Committee Interlocks and Insider Participation

    We currently do not have a compensation committee. The compensation arrangement for Thomas J. Laird was established pursuant to the terms of his employment agreement with Woods. The compensation arrangements for each of the other executive officers of Woods were established by the board of directors. On a going forward basis, any changes in the compensation arrangements of the executive officers of Woods will be determined by the board of directors, which is controlled by Madison Dearborn Partners, Inc. ("MDP").

Compensation of Directors

    Directors serving on the board of directors are not entitled to receive any compensation for serving on the board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of Woods' common stock and redeemable preferred stock as of March 9, 2001 of: (1) each person known by Woods to own beneficially more than 5% of the common stock; (2) each person known by Woods to own beneficially more than 5% of the redeemable preferred stock; (3) each director of Woods; (4) the named executive officers; and (5) all directors and executive officers of Woods as a group.

                                                                     Redeemable
                                                                  Preferred Stock             Common Stock
                                                                  ---------------             ------------
                                                                 Number     Percent       Number of    Percent
Name and Address of Beneficial Owner                            of Shares  of Class         Shares    of Class
------------------------------------                            ---------  --------         ------    --------
Madison Dearborn Capital Partners II, L.P. (1)................  43,680.66      92.9%      967,039.94      88.3%

Michael S. Carney.............................................     523.43       1.1%       14,072.84       1.3%

David W. Ferguson.............................................     174.48         *         4,690.95         *

Mark Miller...................................................      29.49         *           652.85         *

Paul R. Wood (1)..............................................  43,680.66      92.9%      967,039.94      88.3%

Thomas R. Reusche (1).........................................  43,680.66      92.9%      967,039.94      88.3%

Paul R. Lederer...............................................      73.80         *         1,627.33         *

All directors and executive officers as a group (5 persons)...  44,481.86      94.6%      988,083.91      90.2%

    * Indicates less than 1% of the outstanding redeemable preferred stock or common stock, as the case may be.

(1) All of such shares are held by Madison Dearborn Capital Partners II, L.P, ("MDCP"). The address for MDCP and Messrs. Wood and Reusche is Three First National Plaza, Suite 3800, Chicago, Illinois 60602. Messrs. Wood and Reusche are executive officers of Madison Dearborn Partners, Inc., which is the general partner of Madison Dearborn Partners II, L.P., which, in turn, is the general partner of MDCP, and therefore may be deemed to share voting and investment power over the shares owned by MDCP and therefore to beneficially own such shares. Each of Messrs. Wood and Reusche disclaims beneficial ownership of the shares owned by MDCP in which such person does not have a pecuniary interest.

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

    Registration Rights. Each of the parties to the stockholders agreement has piggyback registration rights with respect to any registration by Woods of any of its common stock or securities convertible into or exchangeable for common stock, other than a registration statement on Form S-8 or Form S-4 or successor forms thereto, and the registration form to be used may be used for the registration of the common stock held by the stockholders. Woods will bear the costs of such piggyback registrations, excluding any underwriting discounts or commissions, transfer taxes on the sale of such registrable securities or the fees and expenses of any counsel retained by the selling stockholders. In addition, each stockholder has agreed not to effect any public sale or distribution, including sales pursuant to Rule 144, of equity securities of Woods, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the 180-day period beginning on the effective date of any underwritten piggyback registration if so requested by the underwriters managing the registered public offering. The right of any holder of registrable securities to request a piggyback registration shall terminate after the holders of registrable securities have had the opportunity to participate with respect to at least a majority of their registrable securities.

    Confidentiality, Protection of Company Inventions and Non-Competition. Pursuant to the stockholders agreement, each employee stockholder agrees not to disclose any confidential information concerning the business or affairs of Woods, any of its subsidiaries and their customers and vendors, unless and to the extent that the employee stockholder can demonstrate that the aforementioned matters have become generally known to and available for use by the public other than as a result of employee stockholder's acts or omissions. In addition, each employee stockholder acknowledges that all inventions, innovations, improvements, developments, methods, designs, analyses, drawings, reports and all similar or related information (whether or not patentable) which relate to Woods or any of its subsidiaries' actual or anticipated business, research and development or existing or future products or services and which are conceived, developed or made by the employee stockholder while employed by Woods and its subsidiaries belong to Woods or such subsidiary. Furthermore, in consideration for the continued employment of each employee stockholder as an employee-at-will after the date of the stockholders agreement and in order to preserve and protect the interests of Woods in its confidential information and work product, each employee stockholder agrees, for a specified period of time, that it will not directly or indirectly own any interest in, manage, control, participate in, consult with, render services for, or in any manner engage in any business competing with the businesses of Woods or its subsidiaries, within any geographical area in which Woods or its subsidiaries engage or has current plans to engage in such businesses.

Management Indebtedness

    Certain employees of Woods purchased additional shares of stock of Woods with promissory notes and/or cash. Such promissory notes are secured by a pledge of all of the stock purchased by such employee stockholder. Michael S. Carney, Vice President & General Manager - Construction, has outstanding to Woods an 8% promissory note issued in payment for stock, in the aggregate principal amount of $100,000 pursuant to which the principal and all accrued and unpaid interest is payable on August 7, 2003.

Management Services Agreement

    Woods is a party to a management services agreement with MDP, pursuant to which MDP provides certain management consulting services to Woods in exchange for an annual fee of $300,000, plus out-of-pocket expenses. Payment of MDP fees for fiscal 2000 has not been made.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

1. Financial Statements. The following consolidated financial statements of Woods and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-27:

            Woods Equipment Company
            Report of PricewaterhouseCoopers LLP, Independent Auditors Report of Ernst & Young LLP, Independent Auditors
            Consolidated Balance Sheets at December 30, 2000, and January 1,
              2000
            Consolidated Statements of Operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999. Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 30, 2000, January 1, 2000 and January 2, 1999
            Consolidated Statements of Cash Flows for the fiscal years ended
              December 30, 2000, January 1, 2000 and January 2, 1999
            Notes to Consolidated Financial Statements

2.      Financial Statement Schedules. The following consolidated
             financial statement schedule of Woods for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 is included in this Form 10-K on page S-1.


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

Exhibit No.     Description
-----------     -----------
   3.1          Restated Certificate of Incorporation of Woods
                Equipment Company, as amended. (1)

   3.2          Amended and Restated By-laws of Woods Equipment
                Company, as amended. (1)

   3.3          Certificate of Incorporation of WEC Company. (1)

   3.4          By-laws of WEC Company. (1)

Exhibit No.     Description
----------      -----------
   4.1          Stockholders Agreement, dated as of August 7, 1998,
                among Woods Equipment Company, Madison Dearborn
                Capital Partners II, L.P., Code Hennessy & Simmons
                L.L.C., as trustee for certain persons named in a Trust
                Agreement, and the other stockholders named therein. (1)

   4.2          Securityholders Agreement, dated July 28, 1999, among
                Woods Equipment Company, Madison Dearborn Capital
                Partners II, L.P. and Credit Suisse First Boston Corporation (1)

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

   4.6          Contingent Stock Purchase Warrant, dated August 7,
                1998, issued by Woods Equipment Company to Code,
                Hennessy & Simmons L.L.C., as trustee for certain persons named in a Trust Agreement. (1)

   4.7          Purchase Agreement, dated July 23, 1999, among Woods
                Equipment Company, WEC Company and Credit Suisse
                First Boston Corporation. (1)

   10.1         1999 Key Employee Stock Option Plan. (1)(2)

   10.2         Form of Stock Option Grant to Key Employees. (1)(2)

   10.3         Form of Executive Stock Agreement, dated August 7,
                1998, between Woods Equipment Company and certain employees thereof. (1)(2)

   10.4 Form of Promissory Note, dated August 7, 1998, issued by certain employees of Woods Equipment
                Company to Woods Equipment Company. (1)(2)

   10.5 Management Services Agreement, dated August 7, 1998, between Woods Equipment Company and Madison Dearborn
                Partners, Inc. (1)

   10.6         Consulting Agreement between Woods Equipment Company and
                Edward R. Olson dated December 13, 2000 related to management services. (2)

   10.7         Amended and Restated Credit Agreement, dated as of
                July 28, 1999, among Woods Equipment Company, as parent guarantor, WEC Company and Credit Suisse
                First Boston, New York Branch, as administrative agent, and the other financial institutions named therein. (1)(3)

Exhibit No.     Description
----------      -----------
   10.8         Loan and Security Agreement between WEC Company and Fleet
                Capital Corporation dated February 7, 2001 related to $50
                million credit facility.

   10.9         Receivables Purchase Agreement between WEC Company and Capital
                Finance LLC dated February 26, 2001 related to the sale of $10 million of accounts receivable.

   18.1         Letter regarding change in accounting principles

   21.1         Subsidiaries of Woods Equipment Company. (1)

(1) Incorporated by reference to the same numbered exhibit to the Registration Statement on Form S-4 (Registration No. 333-88759) of Woods Equipment Company and WEC Company, as declared effective by the Commission on October 26, 1999.

(2) Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(3) This agreement was terminated in February 2001 in connection with the new revolving credit agreement entered into with Fleet Capital Corporation.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Woods has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2001.

                            Woods Equipment Company

                                By /s/ Edward R. Olson
                                ---------------------------------
                                   Edward R. Olson
                                   President and
                                   Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Woods in the capacities indicated on this 29th day of March 2001.

    Signature                           Capacity
    ---------                            --------

/s/ Edward R. Olson         President, Chief Executive Officer and Chairman
--------------------------- of the Board (Principal Executive Officer)
    Edward R. Olson


/s/ Mark Miller             Vice President-Finance
--------------------------- (Principal Financial and Accounting Officer)
    Mark Miller


/s/ Paul R. Wood            Director
---------------------------
    Paul R. Wood


/s/ Paul R. Lederer         Director
---------------------------
    Paul R. Lederer


/s/ Thomas R. Ruesche       Director
---------------------------
    Thomas R. Reusche

                         Index To Financial Statements

                                    Contents

Reports of Independent Auditors.....................................................................................    F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000.............................................    F-4
Consolidated Statements of Operations for the Fiscal Years ended December 30, 2000, January 1, 2000, and January 2,
  1999..............................................................................................................    F-5
Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years ended December 30, 2000, January 1,
  2000, and January 2, 1999.........................................................................................    F-6

Consolidated Statements of Cash Flows for the Fiscal Years ended December 30, 2000, January 1, 2000, and January 2,
  1999..............................................................................................................    F-7

Notes to Consolidated Financial Statements..........................................................................    F-9

                       Report of Independent Accountants


Board of Directors and Shareholders of
Woods Equipment Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Woods Equipment Company and its wholly-owned subsidiary, WEC Company, at December 30, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page S-1, as it relates to the year ended December 30, 2000, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As described in Note 3, the Company changed its method of accounting for cost of inventories during the year ended December 30, 2000.

We also audited the adjustments described in Note 3 that were applied to restate the consolidated financial statements as of January 1, 2000 and for the years ended January 1, 2000 and January 2, 1999. In our opinion, such adjustments are appropriate and have been properly applied.

As more fully described in Note 1, in light of recent operating losses the Company announced in November 2000 that it was going to restructure its operations. Management's plans include curtailment of certain expenditures, refinancing of debt and an emphasis on generating cash flow from operations.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 27, 2001

                         Report of Independent Auditors

The Board of Directors
Woods Equipment Company

We have audited the accompanying consolidated balance sheet of Woods Equipment Company as of January 1, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 1, 2000 prior to restatement for the change in accounting principle discussed in Note 3. Our audits also included the financial statement schedule for each of the two fiscal years in the period ended January 1, 2000 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woods Equipment Company at January 1, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States prior to the restatement for the change in accounting principle discussed in Note 3. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

Chicago, Illinois
February 11, 2000

                            Woods Equipment Company

                          Consolidated Balance Sheets
                   (In Thousands, Except Shares Information)


Assets                                                                                                  December 30   January 1
                                                                                                            2000        2000
                                                                                                        -----------------------
Current assets:
      Cash                                                                                                $      53    $      -
      Trade accounts receivable, less allowance of $552 in 2000
      and $448 in 1999                                                                                       40,812      38,698
      Inventories                                                                                            43,056      37,756
      Deferred income taxes                                                                                       -       3,166
      Prepaid expenses and other current assets                                                               1,790       1,654
                                                                                                          ---------    --------
Total current assets                                                                                         85,711      81,274
Property, plant, and equipment:
      Land                                                                                                      705         882
      Buildings                                                                                              10,566      11,328
      Machinery and equipment                                                                                30,689      29,151
      Office furniture, fixtures, and equipment                                                               8,850       9,093
                                                                                                          ---------    --------
                                                                                                             50,810      50,454
      Less: Accumulated depreciation                                                                         19,516      17,181
                                                                                                          ---------    --------
                                                                                                             31,294      33,273
Excess of cost over fair value of net assets acquired, less
      Accumulated amortization of $9,603 in 2000 and $5,704 in 1999                                          36,821      76,552
Other assets, net                                                                                             7,649       9,244
                                                                                                          ---------    --------
                                                                                                          $ 161,475    $200,343
                                                                                                          =========    ========
Liabilities and stockholders' equity
Current liabilities:
      Current maturities of long-term obligations                                                         $     643    $    529
      Accounts payable                                                                                       14,984      12,071
      Accrued expenses                                                                                       15,573      16,049
                                                                                                          ---------    --------
Total current liabilities                                                                                    31,200      28,649

Long-term obligations, less current maturities                                                              196,552     176,241
Deferred income taxes                                                                                             -       3,166
Other long-term liabilities                                                                                      40          62

Redeemable preferred stock and accrued dividends                                                             55,342      51,141

Common stockholders' deficit:
      Common stock, $.01 par value; 5,000,000 shares authorized in 2000 and 1999;
        1,116,868 issued and 1,105,619 outstanding in 2000; and 1,116,868 issued
        and 1,105,869 outstanding in 1999                                                                        11          11
      Series preferred stock, $.01 par value; 500,000 shares authorized in 2000 and
        1999; no shares issued in 2000 or 1999                                                                    -           -
      Additional paid-in capital                                                                             22,238      22,202
      Accumulated deficit                                                                                  (143,178)    (80,358)
      Cost of common stock in treasury (11,249 shares in 2000; and 10,999 shares in 1999)                      (217)       (177)
      Notes receivable from stockholders                                                                       (513)       (594)
                                                                                                          ---------    --------
                                                                                                           (121,659)    (58,916)
                                                                                                          ---------    --------
                                                                                                          $ 161,475    $200,343
                                                                                                          =========    ========

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

                     Consolidated Statements of Operations
                                 (In Thousands)

                                                                                               Year ended
                                                                                   -----------------------------------
                                                                                   December 30   January 1   January 2
                                                                                       2000        2000        1999
                                                                                       ----        ----        ----
Net sales                                                                             $261,788    $188,979    $154,734
Cost of sales                                                                          194,355     138,419     112,890
                                                                                      --------    --------    --------
Gross profit                                                                            67,433      50,560      41,844

Operating expenses:
  Selling                                                                               38,784      21,123      14,590
  General and administrative                                                            13,093      10,830       8,151
  Non-cash stock option compensation charge (Note 1)                                         -           -       4,310
  Special charges (Note 17)                                                             42,323       2,211         562
  Engineering                                                                            4,117       3,718       3,766
  Management fee to affiliate                                                              300         125         203
  Amortization                                                                           5,156       3,733       2,596
  Other operating expenses (income), net                                                (1,028)        139        (169)
                                                                                      --------    --------    --------
                                                                                       102,745      41,879      34,009
                                                                                      --------    --------    --------
Operating income (loss)                                                                (35,312)      8,681       7,835

Interest expense, including amortization of deferred
  financing costs                                                                       23,573      15,589      10,261
                                                                                      --------    --------    --------
Loss before income tax benefit
  and extraordinary loss                                                               (58,885)     (6,908)     (2,426)
Income tax benefit                                                                        (291)          -        (438)
                                                                                      --------    --------    --------
Loss before extraordinary loss                                                         (58,594)     (6,908)     (1,988)

Extraordinary loss:  Early extinguishment of debt (net of income tax benefit
   of $0 in fiscal 1999 and $588 in fiscal 1998)                                             -      (3,346)       (795)
                                                                                      --------    --------    --------
Net loss                                                                              $(58,594)   $(10,254)   $ (2,783)
                                                                                      ========    ========    ========

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

           Consolidated Statements of Changes in Stockholders' Equity
                   (In Thousands, Except Shares Information)

                                                                                                               Notes       Total
                                                Number of                           Retained                Receivable     Stock-
                                                Shares of            Additional     Earnings                   From       Holders
                                                 Common     Common     Paid-In    (Accumulated   Treasury     Stock-       Equity
                                                  Stock      Stock     Capital      Deficit)       Stock      holders    (Deficit)
                                                  -----      -----     -------      --------       -----      -------    ---------
Balance at December 27, 1997                    3,804,375     $ 38      $ 2,412      $   1,734      $ (56)       $(105)  $   4,023
Recapitalization:
  Exercise of stock options                       329,780        3          436              -          -            -         439
  Purchase of common stock                     (4,069,888)     (41)      (1,706)       (64,735)        66          105     (66,311)
  Sale of common stock                            593,696        6        9,445              -        (10)        (880)      8,561
Payments by stockholders                                -        -            -              -          -          299         299
Non-cash stock option compensation charge               -        -        4,310              -          -            -       4,310
Net loss                                                -        -            -         (2,783)         -            -      (2,783)
Preferred stock dividends paid and accrued              -        -            -         (1,280)         -            -      (1,280)
                                               ----------     ----      -------      ---------      -----        -----   ---------

Balance at January 2, 1999                        657,963        6       14,897        (67,064)         -         (581)    (52,742)
Purchase of common stock                          (10,999)       -            -              -       (177)           -        (177)
Sale of common stock, net of stock issuance
   costs of $78                                   458,905        5        7,305              -          -          (91)      7,219
Payments by stockholders                                -        -            -              -          -           78          78
Net loss                                                -        -            -        (10,254)         -            -     (10,254)
Preferred stock dividends                               -        -            -         (3,040)         -            -      (3,040)
                                               ----------     ----      -------      ---------      -----        -----   ---------

Balance at January 1, 2000                      1,105,869       11       22,202        (80,358)      (177)        (594)    (58,916)
Purchase of common stock                           (2,528)       -            -              -        (40)           -         (40)
Sale of common stock                                2,278        -           36              -          -            -          36
Payment by stockholders                                 -        -            -              -          -           81          81
Net loss                                                -        -            -        (58,594)         -            -     (58,594)
Preferred stock dividends                               -        -            -         (4,226)         -            -      (4,226)
                                               ----------     ----      -------      ---------      -----        -----   ---------

Balance at December 30, 2000                    1,105,619     $ 11      $22,238      $(143,178)     $(217)       $(513)  $(121,659)
                                               ==========     ====      =======      =========      =====        =====   =========

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                      Year ended
                                                                                         ------------------------------------
                                                                                         December 30   January 1   January 2
                                                                                             2000        2000        1999
                                                                                             ----        ----        ----
Operating activities
Loss before extraordinary items                                                            $(58,594)   $ (6,908)    $(1,988)
Adjustments to reconcile loss before extraordinary items to net cash provided by operating activities:
    Depreciation                                                                              4,093       4,114       3,600
    Amortization                                                                              5,858       4,345       2,916
    Non-cash stock option compensation charge                                                     -           -       4,310
    Non-cash interest expense - Debenture accretion                                           4,285       1,630           -
    Bad debt provision                                                                          444          30          28
    Impairment special charge - goodwill                                                     36,210           -           -
    Fixed asset write-off                                                                     5,128           -           -
    (Gain) loss on change in accounting method                                                    -          48        (315)
    Deferred income taxes                                                                       654           -      (1,133)
    (Gain) loss on sale of property, plant, and equipment                                      (832)        529           7
    Equity in loss (earnings) of joint venture                                                 (109)        197        (161)
    Changes in operating assets and liabilities, net of
    effects of acquisitions:
      Trade accounts receivable                                                              (2,558)     (1,692)     (2,936)
      Inventories                                                                            (5,300)        427        (876)
      Prepaid expenses and other assets                                                      (1,589)       (129)        357
      Accounts payable                                                                        2,913       2,827        (705)
      Accrued expenses                                                                         (498)      5,603         658
                                                                                           --------    --------     -------
Net cash (used in) provided by operating activities                                          (9,895)     11,021       3,762

Investing activities
Acquisition of TISCO                                                                              -     (38,532)          -
Acquisition of CF, net of cash acquired of $504                                                   -     (28,361)          -
Acquisition of Alitec, net of cash acquired of $18                                                -     (10,862)          -
Purchases of property, plant, and equipment                                                  (7,969)     (8,123)     (3,212)
Proceeds from sale of property, plant, and equipment                                          1,811         301          30
                                                                                           --------    --------     -------
Net cash used in investing activities                                                        (6,158)    (85,577)     (3,182)

                            Woods Equipment Company

                                 (In Thousands)

                                                                                                    Year  ended
                                                                                                    ------------
                                                                                       December 30    January 1    January 2
                                                                                           2000          2000        1999
                                                                                           ----          ----        ----
Financing activities
Payments for deferred financing costs                                                   $     (85)     $ (6,615)   $ (3,898)
Net payments on old revolving loans                                                             -        (3,750)    (20,700)
Payments on old term loans and other notes                                                      -       (84,850)    (51,026)
Payment on subordinated loan to controlling shareholder                                         -       (25,000)
                                                                                                                          -
Proceeds from issuance of 12% senior notes                                                      -       130,000           -
Proceeds from issuance of 15% senior discount debentures                                        -        24,269           -

Proceeds from old term loans                                                                    -             -      85,000
Payments on old term loan                                                                       -             -        (150)
Proceeds from senior credit facility                                                      130,610        15,000       3,750
Payments on senior credit facility                                                       (112,960)            -           -
Issuance of subordinated loan to controlling stockholder                                        -             -      25,000

Payments on other obligations                                                              (1,510)         (956)          -
Proceeds from exercise of stock options                                                         -             -         439
Proceeds from sale of common stock, net                                                        37         7,310       8,561
Proceeds from sale of preferred stock, net                                                    103        18,456      27,179
Payment of promissory note to old controlling stockholder                                       -             -      (5,080)
Preferred stock dividends                                                                       -             -        (992)
Redemption of common stock                                                                    (40)         (177)    (66,311)
Redemption of preferred stock                                                                (130)         (470)     (4,015)
Net change in notes receivable from stockholders                                               81           (13)        299
                                                                                        ---------      --------    --------
Net cash provided by (used in) financing activities                                        16,106        73,204      (1,944)
                                                                                        ---------      --------    --------

Net (decrease) increase in cash                                                                53        (1,352)     (1,364)
Cash at beginning of year                                                                       -         1,352       2,716
                                                                                        ---------      --------    --------
Cash at end of year                                                                     $      53      $      -    $  1,352
                                                                                        =========      ========    ========

Supplemental disclosure of non-cash investing and financing activities
Contingent consideration accrued in connection
with Alitec acquisition                                                                         -      $  1,134    $      -
Debt payable to sellers incurred in connection with acquisitions                                -         1,266           -
Notes receivable received in connection with sale of stock                                      -            91           -

Supplemental cash flow information
Cash paid for interest                                                                  $  18,023      $  7,743    $  9,294
Cash paid (refunded) for income taxes                                                         184        (1,273)      1,357

See accompanying notes to consolidated financial statements.

                            Woods Equipment Company

                   Notes to Consolidated Financial Statements
                   (In Thousands, Except Shares Information)

                Years ended December 30, 2000, January 1, 2000,
                              And January 2, 1999


1. Description of Business, Recapitalization and Restructuring

Business

     Woods Equipment Company (Woods or the Company) is a leading manufacturer of attachments for a variety of mowing, cutting, clearing, construction, material handling, landscaping, and grounds maintenance applications. The Company's products include mowing attachments, front-end loaders, backhoes, coupler systems, buckets, scrapers, and other implements, in addition to a full line of replacement parts and a line of self propelled mowers produced by a third party to the Company's specifications. The average lifespan of the products range from one to five years due to the severe and wearing nature of the applications for which they are used. The Company's products are sold through approximately 3,900 dealers throughout the United States, with no one dealer accounting for more than 2.3% of total sales.

Recapitalization

     On August 7, 1998, the Company completed a recapitalization of its equity structure, pursuant to which, among other things, Madison Dearborn Capital Partners II L.P. (MDCP or new controlling stockholder) and Woods' senior management acquired substantially all of the outstanding capital stock of the Company. The recapitalization was financed through: (i) borrowings of $85,000 under a new $110,000 multitranche senior secured credit facility; (ii) borrowings of $25,000 under a subordinated bridge loan provided by MDCP; (iii) an equity investment in the Company of approximately $37,500 by MDCP, senior management, and certain other investors; and (iv) cash on hand of approximately $1,700. In connection with securing financing, the Company paid the new controlling stockholder $1,000 for related services. This amount was classified as interest expense.

     With these funds, the Company retired $65,051 of bank debt and used $6,576 to retire subordinated promissory notes held by Code, Hennessy, and Simmons, LLC (old controlling stockholder), including $6,156 of principal and $420 of accrued interest. In addition, $422 was used to retire seller debt, consisting of $417 of principal and $5 of accrued interest.

     The Company used $70,879 of recapitalization proceeds to repurchase, from the old controlling stockholder and management, 4,069,888 shares of common stock and 4,015 shares of preferred stock for $65,872 and $5,007, respectively. The repurchase of preferred stock included $4,015 for the stocks' face value and $992 for accrued dividends. Issuance of 593,696 shares of common stock and 27,179 shares of preferred stock yielded consideration of $36,620, including notes receivables from management of $880 of which $513 remains outstanding as of December 30, 2000.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

1. Description of Business, Recapitalization and Restructuring (continued)

     Prior to the recapitalization, employees exercised options to purchase 329,780 shares of common stock. In the recapitalization, 287,233 of such shares were redeemed by the Company at $16.10 per share. When options are exercised and repurchased by the Company without being held by the employee for a period of at least six months, generally accepted accounting principles require that a compensation charge be recorded for the excess of the redemption amount over the exercise price. The charge recorded by the Company in 1998 was $4,310.

Restructuring

     In November 2000, Woods announced a plan to restructure its operations in light of recent operating losses. For fiscal 2000 approximately $10 million of cash was used in operations and there was a $121,659 common stockholders deficit.

     In the fourth quarter of fiscal 2000 and in early fiscal 2001, the Company's Board of Directors retained new management for certain key officer and other management positions. Initial steps in the restructuring included a headcount reduction of approximately 6% of the Company's workforce and implementing temporary plant shutdowns at Company facilities carrying inventory in excess of anticipated current needs. New management has a plan to continue to review Company staffing levels in light of changing business conditions and is further reviewing Company facilities for additional opportunities to reduce costs, including possible plant consolidations.

     Other initial steps taken in the restructuring were a termination of an enterprise-wide integrated system project which was estimated to require an additional $3 million dollars to complete. New management has also reduced capital expenditures to a maintenance level budgeted for fiscal 2001 at $2.5 million versus 1999 and 2000 capital expenditures of approximately $8 million per year. New management has also terminated the Company's acquisition program to focus exclusively on improving the productivity, profitability and cash flow of existing operations.

     To further increase liquidity, the Company completed certain financing transactions in February 2001 as follows:

 .  The Company replaced its $40 million senior credit facility managed by Credit
   Suisse First Boston with a $50 million senior credit facility managed by Fleet Capital Corporation. The new facility is a three year arrangement based on eligible receivables, inventory and fixed assets. Interest is based on Fleet's base rate or LIBOR plus a margin based on the ratio of EBITDA to cash interest. Substantially all of the Company's assets are pledged as collateral under the new facility. Fees related to the transaction include a closing fee of $375 and an annual maintenance fee of $50.

 . The Company sold $11.75 million of accounts receivable, due April through September 2001, on a non-recourse basis to Capital Finance LLC, a subsidiary of CapitalSource, for $10 million. CapitalSource and the Company are both affiliates of MDCP, the Company's controlling shareholder.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

1. Description of Business, Recapitalization and Restructuring (continued)

     As of March 27, 2001, the Company has drawn $41.3 million of the $50 million provided by the new senior credit facility. Due to granting extended terms to it's dealers, Wood's new management has had discussions with certain key suppliers with respect to the need to extend the payment of certain debts to suppliers beyond normal due dates during peak liquidity periods. New management is prepared to initiate additional sales of accounts receivable or other of the Company's assets and is exploring opportunities to refinance the long-term debt structure.

2. Acquisitions

     In July 1999, the Company purchased substantially all the assets of TISCO, all the outstanding stock of Central Fabricators and all of the outstanding stock of Alitec for $38,532, $28,361, and $10,862 in cash, respectively. In conjunction with the acquisitions, the Company recorded $55,347 in cost in excess of the fair value of the net assets acquired. The following are descriptions of the businesses acquired:

     TISCO - one of the leading independent distributors of replacement parts in the United States primarily for tractors over ten years old;

     Central Fabricators - one of the leading independent manufacturers of pin-on excavator buckets for the U.S. construction industry; and

     Alitec - a manufacturer of patented hydraulic powered attachments for skid steers.

     In connection with the acquisition of Alitec, a former owner was entitled to receive further consideration contingent upon the future sales levels of the acquired entity. A payment of $1,134 was made in April 2000. The increase was reflected as additional excess of cost over fair value of net assets acquired in 1999.

     In connection with the acquisitions, the Company entered into non-compete agreements with former management of TISCO, Central Fabricators and Alitec for periods ranging from two to three years. The noncompete agreements, with an imputed interest rate of 9%, had a collective net present value of $1,266 on the date of acquisition.

     The acquisitions were accounted for as purchases and, accordingly, the consolidated statement of operations includes the results of operations from their respective dates of acquisition. The following unaudited proforma data assumes that the acquisitions occurred as of the beginning of the fiscal year ended January 2, 1999. The proforma statements are not necessarily indicative of the results of operations which would have occurred had the acquisitions taken place on December 28, 1997, or of future results of the consolidated operations of the acquisitions and the Company.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

2. Acquisitions (continued)

                                                Proforma Year Ended
                                                -------------------
                                               January 1   January 2
                                                 2000        1999
                                                 ----        ----
     Net sales                                 $250,474     $252,590
     Operating income                            14,241       15,362
     Loss before extraordinary item              (2,589)       4,238

3. Summary of Significant Accounting Policies

Basis of Presentation

     The Company operates on a fifty-two/fifty-three week fiscal year. As such, financial statements included herein reflect information for the fifty-two weeks ended December 30, 2000 (2000), fifty-two weeks ended January 1, 2000 (1999), and for the fifty-three weeks ended January 2, 1999 (1998).

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WEC Company. All significant intercompany balances and transactions have been eliminated. The Company's investment in a 50%-owned joint venture is accounted for under the equity method and is included in "Other Assets."

Revenue Recognition

     Sales are recognized upon shipment of product. Provisions for discounts, rebates to customers and returns and other adjustments are recorded as a reduction of sales at the time sales are recorded. Shipping and handling costs are recorded as costs of sales. The Company offers preseason early-order programs whereby customers may order and take delivery of products prior to the spring and summer selling season. Products sold under preseason programs are shipped beginning in the late summer, carry descending cash discounts in conjunction with delayed payment terms, and have no right of return. Revenue on sales is recorded net of anticipated discounts.

     The Company's management believes credit risks with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when incurred, have been within the range of management expectations.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

3. Summary of Significant Accounting Policies (continued)

Financial Instruments

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, accounts payable, accrued expenses and long-term debt. Carrying values of trade accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company's 12% senior notes are included in the consolidated balance sheet at $130,000. Market value at December 30, 2000 was approximately $39,000 for the 12% senior notes. The fair value of all other long-term debt was not materially different than its carrying value.

Accounting Change - Inventories

     Inventories are accounted for at the lower of cost or market. During fiscal 2000 the Company changed its inventory costing method from the last-in, first-out (LIFO) method to a standard cost which approximates the first-in, first-out
(FIFO) method. The Company has experienced decreased costs in inventory due to decreased raw material costs and lower production costs that have resulted from the implementation of continuous flow production techniques and the reallocation of the manufacturing of certain products among its production facilities. As a result, management expected that the LIFO valuation reserve, which approximated 3% of FIFO cost at December 30, 2000, would continue to decline and that the FIFO method of valuing inventory is preferable as it provides a more appropriate and consistent matching of revenues and expenses. The tax effects of these adjustments are zero as they have been netted against the valuation allowance.

     The effect of the change in accounting principle was to increase net loss reported for fiscal 2000 by $34. The change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement was to increase retained earnings by $1,167 as of December 27, 1997. The restatement decreased the fiscal 1998 net loss by $315 and increased the fiscal 1999 net loss by $48.

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation thereon is computed using principally the straight-line method over estimated useful lives of the respective assets as follows:

     Buildings                                                30 years
     Machinery and equipment                                  7 to 10 years
     Office furniture, fixtures, and equipment                3 to 8 years

     Upon retirement or sale, the costs of assets and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in net income or loss.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


3. Summary of Significant Accounting Policies (continued)

Intangible Assets

    The excess of cost over fair value of net assets of acquired businesses is being amortized on the straight-line basis over 10 to 20 years. Other intangible assets consist primarily of covenants not to compete, which are being amortized on a straight-line basis over the terms of the related agreements ranging from two years to five years.

Impairment of Long-Lived Assets

    The Company continually reviews the carrying value of its long-lived assets. If indicators of permanent impairment exist, the Company computes an estimate for expected future cash flows of the related business. If the total of such undiscounted cash flows is less than the carrying value of the assets, a loss is recorded based on the fair value of the assets. For the year ended December 30, 2000, the Company recognized a $36.2 million permanent impairment in the carrying value of the goodwill related to its construction business. After reviewing expected future cash flows, the Company does not expect its construction business to achieve the cash flow levels that were anticipated at the time the underlying acquisitions were completed. The lower expectations are the result of increased competition, lower productivity at its production facilities and lower sales by original equipment manufacturers (OEM's) to which the Company's products are attached. The Company has $12.9 million of remaining goodwill related to its construction business which will be amortized over 10 years. Also, see Note 17, Special Charges, related to the fiscal 2000 write-off. For fiscal years 1999 and 1998, there were no adjustments to the carrying amounts of long-lived assets resulting from these evaluations.

Deferred Finance Costs

    Deferred finance costs are being amortized using the straight-line basis, which approximates the interest method, over the terms of the related debt agreements.

Warranty Obligations

    The Company's products are generally sold under limited warranty for a period of one year from the date of sale to the end user. The estimated cost of warranty obligations is recognized at the time of sale.

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


3. Summary of Significant Accounting Policies (continued)

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

Advertising Costs

    The Company expenses the costs of advertising when incurred. Advertising expense was $2,441 in 2000, $1,674 in 1999, and $1,591 in 1998.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

    Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the provisions of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs". Additionally, senior credit facility borrowings and payments have been grossed up in 2000. These amounts have not been reclassified in 1999 or 1998 since it would be impractical to do so.

New Accounting Standards

    The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by any new or proposed accounting standards.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

4. Inventories

   Inventories consist of the following:

                                                        December 30   January 1
                                                           2000         2000
                                                           ----         ----
    Raw materials                                         $ 6,476      $ 6,642
    Work in process                                         2,030        3,036
    Finished goods                                         34,550       28,078
                                                          -------      -------
    Total inventories                                     $43,056      $37,756
                                                          =======      =======

5. Other Assets

   Other assets consist of the following:

                                                        December 30   January 1
                                                           2000         2000
                                                           ----         ----
    Covenants not to compete                             $ 3,315      $ 3,286
    Deferred financing costs                               6,742        6,615
    Patents                                                  911          911
    Other                                                     67           67
                                                         -------      -------
                                                          11,035       10,879
    Less: Accumulated amortization                         4,676        2,818
                                                         -------      -------
                                                           6,359        8,061
    Investment in joint venture                            1,290        1,183
                                                         -------      -------
                                                         $ 7,649      $ 9,244
                                                         =======      =======

6. Accrued Expenses

   Accrued expenses consist of the following:

                                                        December 30   January 1
                                                           2000         2000
                                                           ----         ----
    Salaries, wages, and employee benefits               $ 3,768      $ 5,179
    Interest                                               7,288        6,725
    Restructuring costs                                    1,210          690
    Contingent consideration                                   -        1,134
    Other                                                  3,307        2,321
                                                         -------      -------
                                                         $15,573      $16,049
                                                         =======      =======

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


7. Senior Credit Facility and Other Long-Term Obligations

   Long-term obligations consist of the following:

                                                                     December 30        January 1
                                                   Rates                 2000              2000
                                                   -----                 ----              ----
    Senior credit facility                     7.46% to 9.75%                             $ 15,000
    Senior credit facility                     9.12% to 11.0%           $ 32,650
    Senior discount debentures                      15.0%                 30,184            25,899
    Senior notes                                    12.0%                130,000           130,000
    Seller promissory note                           7.5%                  3,648             4,705
    Other obligations                           7.5% to 9.0%                 713             1,166
                                                                        --------          --------
                                                                         197,195           176,770
    Less: Current maturities                                                 643               529
                                                                        --------          --------

    Total long-term obligations                                         $196,552          $176,241
                                                                        ========          ========

     Total borrowings under the senior credit facility were $32,650 at December 30, 2000 and $15,000 at January 1, 2000, and are not to exceed $40,000. WEC Company is subject to a fee of .50% per annum applied to the amount of unused borrowings available on the senior credit facility. The senior credit facility expires on July 28, 2004. Interest on the senior credit facility is payable quarterly and is determined at WEC's option of either a specified bank base rate plus margins ranging from .50% to 1.50%, or a Eurodollar rate plus Eurodollar margins ranging from 1.50% to 2.50%. Letters of credit of $1,634 and $1,051 were outstanding at December 30, 2000, and January 1, 2000, respectively under the senior credit facility. Additional borrowing capacity under the senior credit facility was $5,716 at December 30, 2000 and $23,949 at January 1, 2000. All borrowings under the senior credit facility are guaranteed by the Company and substantially all assets of WEC are pledged as collateral.

     WEC is subject to restrictive financial covenants, including a minimum interest coverage and fixed charge coverage ratio, a maximum leverage ratio, and limitations on capital expenditures and dividends. WEC was in default on its financial covenants during 2000, but obtained waivers from its lenders. The senior credit facility in place at December 30, 2000 was replaced in February 2001.

     The senior discount debentures (debentures) consist of the initial issuance amount of $24,269, accretion through January 1, 2000 of $1,630, and accretion through December 30, 2000 of $4,285. The debentures accrete at a rate of 15%, compounded quarterly, to an aggregate amount of $51,927 on July 15, 2004. Thereafter, the debentures will accrue interest at a rate of 15% per annum, payable in cash quarterly on January 15th, April 15th, July 15th, and October 15th of each year, commencing October 15, 2004.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


7. Senior Credit Facility and Other Long-Term Obligations (continued)

     Beginning July 15, 2004, the debentures may be redeemed at the Company's option at 107.5% of the accreted value, declining 2.5% annually to 100% in July 2007. In addition, before July 15, 2002, the Company may at its option redeem all of the outstanding debentures with the proceeds of equity offerings, at a redemption price of 115% of the accreted value.

     WEC pays interest semiannually on the senior notes (notes) at a rate of 12%, commencing January 15, 2000. Beginning July 15, 2004, the notes may be redeemed in whole or in part, at WEC's option at 106.0% of the principal amount, declining 2.0% annually to 100% in July 2007. The Company does not currently anticipate any note repurchases due to the ongoing working capital needs of its operations. However, in the future, the Company, or its affiliates may, if opportunities arise, repurchase notes through open market transactions, or otherwise.

     Indentures for both the debentures and the notes limit the ability of both Woods and WEC Company to incur additional indebtedness, pay dividends, make investments, or sell assets.

Debt Offering

     On July 28, 1999, in connection with a debt offering, Woods issued units for aggregate proceeds of $25,000 and WEC Company, a wholly-owned subsidiary, issued $130,000 of 12% senior notes (notes), due July 15, 2009. The units consisted of $24,269 in principal amount of 15% senior discount debentures (debentures), due July 15, 2011, and $731 of proceeds from the sale of 45,411 shares of common stock. In addition, on July 28, 1999, WEC Company entered into a bank agreement that provides for a $40,000 revolving credit facility, and Woods sold $25,000 of common and preferred stock to its controlling shareholder.

     The net proceeds from the debentures, notes, revolving credit facility, and stock sales were used to complete the purchase of TISCO, Central Fabricators, and Alitec and to retire $84,550 of remaining bank term debt initially incurred in connection with the recapitalization that occurred on August 7, 1998, and $25,000 of subordinated promissory notes held by the controlling shareholder. Accrued interest paid in conjunction with the retirement of the bank term debt and subordinated promissory notes was $547 and $2,609, respectively.

     The seller promissory note was issued in connection with an acquisition. The note is payable in monthly installments of principal and interest of $35, with the final payment due in July 2009, and bears annual interest at 7.5%.

     Included in other obligations are three non-compete agreements with key members of the management of acquired entities. At December 30, 2000, the non-compete agreements require total remaining payments of $713, net of imputed interest, over one to two year periods, and have been discounted to their net present value using a rate of 9.0%.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


7. Senior Credit Facility and Other Long Term Obligations (continued)

     Substantially all assets of the Company are collateralized by the above debt.

     Future annual maturities of long-term debt obligations, excluding the senior credit facility, subsequent to December 30, 2000, are as follows:

          2001                                            $    643
          2002                                                 477
          2003                                                 245
          2004                                                 232
          2005                                                 217
          Thereafter                                       162,731
                                                          --------
                                                          $164,545
                                                          ========

8. WEC Condensed Financial Information

     The 12.0% senior notes issued by WEC are fully and unconditionally guaranteed, jointly and severally, by Woods. Summary balance sheet information for WEC Company is as follows:

                                                          December 30  January 1
                                                             2000       2000
                                                             --------   --------
          Current assets                                    $ 85,711    $ 81,274
          Non-current assets                                  75,764     119,069
                                                            --------    --------
          Total assets                                      $161,475    $200,343
                                                            ========    ========

          Current liabilities                                 31,200      28,649
          Non-current liabilities                            166,408     153,570
                                                            --------    --------
          Total liabilities                                 $197,608    $182,219
                                                            ========    ========

     Summary results of operations for WEC Company are as follows:

                                                                    December 30   January 1   January 2
                                                                        2000        2000        1999
                                                                       --------    --------    --------
          Net sales                                                   $261,788     $188,979    $154,734
          Gross profit                                                  67,433       50,560      41,844
          Operating income (loss)                                      (35,312)       8,681       7,835
          Loss before income tax benefit and extraordinary loss        (54,600)      (5,278)     (1,706)
          Net loss                                                    $(54,309)    $ (8,624)   $ (2,344)

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


9. Stockholders' Equity

     In connection with the July 1999 debt offering of the units, 45,411 common shares were issued by Woods for proceeds of $731. Concurrent with the debt offering, 408,034 common shares and 18,431 preferred shares for proceeds of $6,569 and $18,431, respectively, were issued to the Company's controlling shareholder.

Redeemable Preferred Stock

     The Redeemable Preferred Stock of the Company consists of 100,000 authorized shares of 8% Cumulative Redeemable Preferred Stock, par value $.01 per share (the Preferred Stock). As of December 30, 2000, January 1, 2000, and January 2, 1999, there were 47,388, 47,399 and 29,164 preferred shares issued and outstanding, respectively.

     When and as declared by the Company's Board of Directors, to the extent permitted by law, the holders of shares of Preferred Stock are entitled to receive preferential dividends in cash on each share of Preferred Stock outstanding at a rate of 8% per annum on the sum of the liquidation value of such share, plus all accumulated and unpaid dividends thereon. The liquidation value of each share of Preferred Stock is $1,000 per share. To the extent not paid on March 31, June 30, September 30, and December 31 of each year, dividends which shall have accrued on each outstanding share of Preferred Stock shall accumulate, and shall remain accumulated until paid. Accrued dividends aggregate $8,175, $3,959 and $946 as of December 30, 2000, January 1, 2000 and January 2, 1999, respectively. The shares of Preferred Stock are not convertible into any other class of capital stock of the Company, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company.

     The Company is required to redeem all outstanding shares of Preferred Stock on December 31, 2018, at a price per share equal to the liquidation value thereof, plus all accrued but unpaid dividends thereon. In the event that the Company does not make a Redemption Offer prior to December 31, 2006, then the Dividend Rate will increase to 12% per annum beginning as of that date until:
(i) the date on which the Liquidation Value of such Preferred Stock (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such Preferred Stock by the Company or (ii) the date on which such Preferred Stock is otherwise acquired by the Company (each a Repayment Date). In the event that the Company makes a Redemption Offer and a holder of Preferred Stock elects not to have such Preferred Stock redeemed, then: (i) the Dividend Rate with respect to such Preferred Stock will be reduced to 5% per annum from the date after the Redemption Date and until a Repayment Date and (ii) at the option of the Company, dividends on such Preferred Stock may be paid to such holder by the issuance of additional shares of Preferred Stock until December 31, 2013.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


9. Stockholders' Equity (continued)

     The holders of Preferred Stock have no voting rights unless the Company fails to make a redemption payment, with respect to the Preferred Stock, which it is required to make pursuant to an Event of Noncompliance. If an Event of Noncompliance has occurred, the number of directors constituting the Company's board of directors shall, at the request of the holders of a majority of the Preferred Stock then outstanding, be increased by one director, and the holders of Preferred Stock shall have the special right, voting separately as a single class (with each share being entitled to one vote) and to the exclusion of the Common Stock holders, to elect one individual to fill such newly created directorship, to remove any individuals elected to such directorship, and to fill any vacancies in such directorship. Such special right shall continue until such time as there is no longer an Event of Noncompliance in existence, at which time such special right shall terminate, subject to re-vesting upon the occurrence and continuation of any Event of Noncompliance which gives rise to such special right. Each holder of Preferred Stock shall, regardless of the existence of an Event of Noncompliance, be entitled to notice of all stockholder meetings at the same time and in the same manner as notice is given to all stockholders entitled to vote at such meetings.

     Concurrent with the debt offering, the Company obtained and received approval for a new series of preferred stock in the amount of 500,000 authorized shares. No shares have been issued as of December 30, 2000 under this new series.

Management Stock Options

     Effective October 28, 1999, the Company adopted its 1999 Stock Option Plan (the 1999 Plan) which permits the granting of options to certain key administrative, managerial, and executive employees of the Company and directors of the Company to purchase shares of the Company's common stock. Options expire at such time as designated by the administering committee provided, however, that no option shall be exercisable later than the tenth anniversary date of its grant. Under the 1999 Plan, 50,000 shares have been authorized for grants in the future. 1,000 shares were granted under the 1999 Plan in the year ended December 30, 2000. Total options outstanding at December 30, 2000 were 17,841.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

10. Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  December 30   January 1   January 2
                                                                      2000        2000        1999
                                                                      ----        ----        ----
Deferred tax assets:
 Accounts receivable allowances                                     $  1,580     $ 1,425      $  410
 Inventory capitalization and allowances                                   9         724         243
 Accrued expenses                                                      2,076         861         593
 Net operating loss carryforward                                      12,076       4,741       2,552
 Alternative minimum tax credit carryforward                             244         898         898
 Tax basis over book, intangibles                                      7,974           -           -
 Other                                                                     -         731         533
                                                                    --------     -------      ------
                                                                      23,959       9,380       5,229
 Less: Valuation allowance                                            19,251       4,466         602
                                                                    --------     -------      ------

Total net deferred tax assets                                          4,708       4,914       4,627

Deferred tax liabilities:
 Book basis over tax basis of property, plant, and equipment           4,458       4,074       4,065
 Other                                                                   250         840         562
                                                                    --------     -------      ------

Total net deferred tax liabilities                                     4,708       4,914       4,627
                                                                    --------     -------      ------

Net deferred tax asset (liabilities)                                $      -     $     -      $    -
                                                                    ========     =======      ======

Significant components of the income tax provision (benefit) are as follows:

                                                                              Year Ended
                                                                  December 30   January 1   January 2
                                                                      2000        2000        1999
                                                                      ----        ----        ----
Deferred:
 Federal                                                              $ (654)   $       -    $  (989)
 State                                                                     -            -       (144)
                                                                      ------    ---------    -------
                                                                        (654)           -     (1,133)

Current:
 Federal                                                                 281            -         93
 State                                                                    82            -         14
                                                                      ------    ---------    -------
                                                                         363            -        107
                                                                      ------    ---------    -------
                                                                      $ (291)   $       -    $(1,026)
                                                                      ======    =========    =======

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


10. Income Taxes (continued)

     A reconciliation of the income tax provision (benefit) computed at a federal statutory tax rate to the reported income tax provision (benefit), inclusive of the benefit resulting from the early extinguishment of debt, is as follows:

                                                                                Fiscal year ended
                                                                                ------------------
                                                                     December 30     January 1     January 2
                                                                         2000           2000         1999
                                                                         ----           ----         ----
Tax benefit at statutory rates                                          $(20,021)      $(3,401)     $(1,402)
State income tax provision (benefit), net of federal tax effect               82          (271)         (86)
Nondeductible amortization of goodwill                                     7,792           472          485
Other adjustments                                                            281             -            -
Other permanent differences                                                   72            35          (23)
Increase in valuation allowance                                           11,503         3,165            -
                                                                        --------       -------      -------
                                                                        $   (291)      $     -      $(1,026)
                                                                        ========       =======      =======

     At December 30, 2000, the Company has net operating loss (NOL) carryforwards of approximately $31.8 million for federal income tax purposes expiring in years through 2020, and alternative minimum tax credit carryforwards of approximately $244 which are available indefinitely. For financial reporting purposes valuation allowances have been recognized to offset net deferred tax assets due to uncertainty regarding the ultimate realization of such deferred tax assets.

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

11. Employee Benefit Plan

     The Company maintains a defined-contribution and 401(k) plan covering substantially all employees. The plan provides for a Company matching contribution of 50% of the employee's contribution up to 6% of the employee's eligible compensation. In addition, the plan has a discretionary contribution provision. Total Company contributions during 2000, 1999, and 1998 were approximately $935, $740, and $663, respectively.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


12. Commitments

     The Company leases certain facilities, computer equipment, and transportation equipment under various noncancelable operating lease agreements. The transportation equipment leases incorporate variable rates based on mileage. Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at December 30, 2000, are as follows:

          2001                                        $ 3,967
          2002                                          3,218
          2003                                          2,764
          2004                                          2,856
          2005                                          2,663
          Thereafter                                    3,129
                                                      -------
                                                      $18,597
                                                      =======

     Total rent expense under all operating leases for fiscals 2000, 1999 and 1998 was approximately $3,215, $3,170, and $2,110, respectively.

13. Segment and Related Information

     The Company's products are sold primarily by construction, commercial, agricultural, and outdoor power equipment dealers that sell prime movers and other equipment produced by the major OEM's. The Company distribution network includes dealers that have affiliations with all of the principal OEM's of prime movers, such as CNH, Deere, AGCO (manufacturer of the Massey Ferguson brand of prime mover), Ingersoll (manufacturer of the Bobcat brand of prime mover), Caterpillar and Kubota.

     The Company also sells its products through a substantial number of independent dealers that are not affiliated with the major prime mover OEM's. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers.

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

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


13. Segment and Related Information (continued)

Construction

     The end-users in this product category generally include construction companies and utility contractors. Demand for these products is closely correlated to the overall demand for construction equipment, which is driven by several factors, including general economic conditions, interest rates, weather conditions, and government spending.

Other

     The end-users in this product category are farmers and ranchers, who use these products principally in the planting, cultivating, and harvesting of their crops. The demand for these products closely correlates to the demand for agricultural equipment in general, which is influenced by a number of factors, including total farm cash receipts, acreage under crop, livestock maintained, crop yields, government programs, general economic conditions, interest rates, weather, and technological trends in agriculture.

     Net sales by operating segment reflects sales of products and services to external customers, as reported in the Company's consolidated statements of operations. The Company evaluates performance based on operating income of the respective segment.

     Operating income includes all revenues, costs, and expenses directly related to the segment involved. In determining operating income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets, and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of goodwill related to acquisitions.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)

13. Segment and Related Information (continued)

     A summary of the Company's operations by segment for the three-year period ended December 30, 2000, is as follows:

                                                                               2000        1999       1998
                                                                             --------    --------   --------
Net sales
Grounds maintenance                                                          $200,150    $142,758   $114,567
Construction                                                                   55,732      40,115     36,137
Other                                                                           5,906       6,106      4,030
                                                                             --------    --------   --------

Total net sales                                                              $261,788    $188,979   $154,734
                                                                             ========    ========   ========

Operating income (loss)
Grounds maintenance                                                          $ 18,726    $ 16,348   $ 15,523
Construction                                                                   (2,728)      2,758      4,668
Other                                                                            (410)        581        390
Corporate                                                                     (50,900)    (11,006)   (12,746)
                                                                             --------    --------   --------

Total operating income (loss)                                                 (35,312)      8,681      7,835
Interest expense                                                               23,573      15,589     10,261
                                                                             --------    --------   --------

Loss before income taxes and extraordinary loss                              $(58,885)   $ (6,908)  $ (2,426)
                                                                             ========    ========   ========

                                                                               2000        1999       1998
                                                                             --------    --------   --------
Depreciation and amortization
Grounds maintenance                                                          $  4,648    $  4,073   $  3,442
Construction                                                                    4,389       3,730      1,781
Other                                                                              95          28         27
Corporate                                                                         819         628      1,266
                                                                             --------    --------   --------
Total depreciation and amortization                                          $  9,951    $  8,459   $  6,516
                                                                             ========    ========   ========

                                                                               2000        1999       1998
                                                                             --------    --------   --------
Assets
Grounds maintenance                                                          $ 92,250    $ 87,119   $ 48,904
Construction                                                                   22,053      20,289     18,263
Other                                                                           1,765       1,442      3,808
Corporate                                                                      45,407      91,493     39,172
                                                                             --------    --------   --------
Total assets                                                                 $161,475    $200,343   $110,147
                                                                             ========    ========   ========

The investment in joint venture is included in the other segment for all years presented.

                                                                                2000        1999       1998
                                                                               ------      ------     ------
Additions to property, plant and equipment
Grounds maintenance                                                            $6,105      $5,992     $2,602
Construction                                                                    1,804       2,003        435
Other                                                                               7          45          -
Corporate                                                                          53          83        175
                                                                               ------      ------     ------
Total additions to property, plant and equipment                               $7,969      $8,123     $3,212
                                                                               ======      ======     ======

     The Company had no significant sales to or any property, plant and equipment outside of the United States.

                            Woods Equipment Company

                   (In Thousands, Except Shares Information)


14. Extraordinary Items

     The extraordinary items of $3,346 and $795, net of income tax benefits of $0 and $588, represents the write-off of unamortized deferred financing costs related to notes which were early extinguished in 1999 and 1998, respectively.

15. Legal Proceedings

     The Company is subject to various claims, including product liability claims, arising in the ordinary course of business, and is party to various legal proceedings, which are ordinary, routine, and incidental to the Company's business. In the opinion of management, potential losses from all such matters have been provided for in the financial statements and are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

16. Related Party Transactions

     The Company purchases manufactured finished goods from its joint venture partner, which amounted to $6,503, $5,508, and $7,979 in fiscals 2000, 1999, and 1998, respectively.

     The Company incurred management fees under a management services agreement with its controlling shareholder in the amount of $300, $125, and $203 for 2000, 1999, and 1998, respectively. The Company also paid its controlling shareholder fees of $300 in 1999 in connection with the common and preferred stock issuance concurrent with the debt offering. The fees have been reflected as stock issuance costs and netted with the respective stock issuance proceeds in the financial statements. In 1998, the Company paid its controlling shareholder $1,000 in connection with securing financing for the recapitalization. Also, see Note 1, Restructuring, related to the sale of accounts receivable.

17. Special Charges

     In the fourth quarter of 2000, the Company recorded special charges totaling $42,323 for (1) the permanent impairment of goodwill related to its construction business, $36,210; (2) the write off of an integrated systems project for which costs were previously capitalized, $5,128; and (3) employee severance costs, $985.

     In 1999, the Company incurred special charges of $1,200 associated with the closing and relocation of the Seguin, Texas, facility to consolidate operations with its La Mirada, California and Charlotte, North Carolina facilities. In addition, in 1999 and 1998, the Company incurred expenses of $1,011 and $562, respectively, in connection with a failed acquisition.

                            Woods Equipment Company

                                  Schedule II
                       Valuation and Qualifying Accounts
                                 $'s in 000's

                                                                 "Net"
                                          Beginning  Cost or  (Write-offs)            Ending
                                           Balance   Expense   Recoveries    Other    Balance
                                           -------   -------   ----------    -----    -------
For the Year Ended January 2, 1999

    Bad debt reserve                          120         28        (28)        -         120
    Deferred tax asset reserve                  -        602          -         -         602
    Inventory reserves                        672        157       (202)      143(1)      770

For the Year Ended January 1, 2000

    Bad debt reserve                          120         30        (30)      328(1)      448
    Deferred tax asset reserve                602      3,864          -         -       4,466
    Inventory reserves                        770        223       (259)    1,219(1)    1,953

For the Year Ended December 30, 2000

    Bad debt reserve                          448        444       (340)        -         552
    Deferred tax asset reserve              4,466     14,785          -         -      19,251
    Inventory reserves                      1,953        458         (2)        -       2,409

(1) Represents reserves established at the acquisition date of the respective entities acquired.

                               INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------
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

   4.6          Contingent Stock Purchase Warrant, dated August 7,
                1998, issued by Woods Equipment Company to Code,
                Hennessy & Simmons L.L.C., as trustee for certain persons named in a Trust Agreement. (1)

   4.7          Purchase Agreement, dated July 23, 1999, among Woods
                Equipment Company, WEC Company and Credit Suisse
                First Boston Corporation. (1)

   10.1         1999 Key Employee Stock Option Plan. (1)(2)

   10.2         Form of Stock Option Grant to Key Employees. (1)(2)

   10.3         Form of Executive Stock Agreement, dated August 7,
                1998, between Woods Equipment Company and certain employees thereof. (1)(2)

Exhibit No.     Description
-----------     -----------
   10.4         Form of Promissory Note, dated August 7, 1998,
                issued by certain employees of Woods Equipment
                Company to Woods Equipment Company. (1)(2)

   10.5 Management Services Agreement, dated August 7, 1998, between Woods Equipment Company and Madison Dearborn
                Partners, Inc. (1)

   10.6         Consulting Agreement between Woods Equipment Company and
                Edward R. Olson dated December 13, 2000 related to management services. (2)

   10.7         Amended and Restated Credit Agreement, dated as of
                July 28, 1999, among Woods Equipment Company, as parent guarantor, WEC Company and Credit Suisse
                First Boston, New York Branch, as administrative agent, and the other financial institutions named therein. (1)(3)

   10.8         Loan and Security Agreement between WEC Company and Fleet
                Capital Corporation dated February 7, 2001 related to
                $50 million credit facility.

   10.9         Receivables Purchase Agreement between WEC Company and Capital
                Finance LLC dated February 26, 2001 related to the sale of $10 million of accounts receivable.

   18.1         Letter regarding change in accounting principles.

   21.1         Subsidiaries of Woods Equipment Company. (1)

(1) Incorporated by reference to the same numbered exhibit to the Registration Statement on Form S-4 (Registration No. 333-88759) of Woods Equipment Company and WEC Company, as declared effective by the Commission on October 26, 1999.

(2) Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(3) This agreement was terminated in February 2001 in connection with the new revolving credit agreement entered into with Fleet Capital Corporation.

(b) Reports on Form 8-K.

    None.