Form 10-Q
period 2001-03-31
WOODS EQUIPMENT CO
filed 2001-05-15
CIK 922504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the Quarterly Period Ended March 31, 2001

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

               Yes /X/                                  No / /

                 Number of shares of Common Stock outstanding
                         as of May 4, 2001:  1,095,586

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            Woods Equipment Company
                     Condensed Consolidated Balance Sheets
                   (In Thousands, Except Share Information)

                                                                                         March 31      December 30
                                                                                           2001            2000
                                                                                        (Unaudited)
                                                                                        -----------    -----------
Assets
Current assets:
 Cash                                                                                   $      278      $       53
 Trade accounts receivable, less allowance of $565 in 2001 and $552 in 2000                 48,066          40,812
 Inventories, net                                                                           48,054          43,056
 Prepaid expenses and other current assets                                                     722           1,790
                                                                                        ----------      ----------
Total current assets                                                                        97,120          85,711
Property, plant, and equipment:
 Land                                                                                          705             705
 Buildings                                                                                  11,328          10,566
 Machinery and equipment                                                                    31,415          30,689
 Office furniture, fixtures, and equipment                                                   8,984           8,850
                                                                                        ----------      ----------
                                                                                            52,432          50,810
 Less:  accumulated depreciation                                                            20,486          19,516
                                                                                        ----------      ----------
                                                                                            31,946          31,294
Excess of cost over fair value of net assets acquired, less accumulated
 amortization of $10,270 in 2001 and $9,603 in 2000                                         36,154          36,821
Other assets, net                                                                            7,586           7,649
                                                                                        ----------      ----------
                                                                                        $  172,806      $  161,475
                                                                                        ==========      ==========
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term obligations                                            $      596      $      643
 Accounts payable                                                                           27,707          14,984
 Accrued expenses                                                                           10,448          15,573
                                                                                        ----------      ----------
Total current liabilities                                                                   38,751          31,200
Long-term obligations, less current maturities                                             208,004         196,552
Other long-term liabilities                                                                     40              40

Redeemable preferred stock and accrued dividends                                            52,000          55,342

Common stockholders' deficit:
 Common stock, $.01 par value; authorized - 5,000,000 shares; 1,116,868 issued and
  1,095,587 outstanding in 2001; 1,116,868 issued and 1,105,619 outstanding in 2000             11              11
 Series preferred stock, $.01 par value; 500,000 shares authorized in
    2001 and 2000; no shares issued in 2001 or 2000                                             -               -
 Additional paid-in capital                                                                 22,238          22,238
 Retained earnings (accumulated deficit)                                                  (147,843)       (143,178)
 Treasury stock, at cost (23,559 shares in 2001 and 13,526 in 2000)                           (225)           (217)
 Notes receivable from stockholders                                                           (170)           (513)
                                                                                        ----------      ----------
                                                                                          (125,989)       (121,659)
                                                                                        ----------      ----------
                                                                                        $  172,806      $  161,475
                                                                                        ==========      ==========

See accompanying notes to the condensed consolidated financial statements.

                            Woods Equipment Company
                Condensed Consolidated Statements of Operations
                                (In Thousands)
                                  (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                 March 31          April 1
                                                                                   2001              2000
                                                                                 --------          -------
Net sales                                                                        $56,480           $70,168
Cost of sales                                                                     41,518            49,066
                                                                                 -------           -------
Gross profit                                                                      14,962            21,102
Operating expenses:
   Selling                                                                         9,503             9,661
   General and administrative                                                      2,822             2,842
   Engineering                                                                       908             1,046
   Management fee paid to affiliate                                                   75                75
   Amortization                                                                      796             1,315
   Other operating (income) expense, net                                           1,923                (4)
                                                                                 -------           -------
                                                                                  16,027            14,935
Operating income (loss)                                                           (1,065)            6,167
Interest expense, including amortization of deferred financing costs               6,266             5,840
                                                                                 -------           -------
Income (loss) before income tax provision (benefit) and
   extraordinary loss                                                             (7,331)              327
Income tax provision (benefit)                                                         -                 -
                                                                                 -------           -------
Income (loss) before extraordinary loss                                           (7,331)              327
Extraordinary loss:  Early extinguishment of debt (net of income
   tax benefit of $0)                                                               (361)                -
                                                                                 -------           -------

Net income (loss)                                                                $(7,692)          $   327
                                                                                 =======           =======

See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company
                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                               --------------------
                                                               March 31    April 1
                                                                 2001        2000
                                                               --------    --------
Cash and cash equivalents used by operations                   $(17,769)   $(23,489)

Investing activities:
Purchases of property, plant and equipment                       (1,681)     (1,246)
Proceeds from sale of property, plant and equipment                   7         944
                                                               --------    --------
    Net cash used in investing activities                        (1,674)       (302)

Financing activities:
Payments on old revolving loans and other notes                    (135)     (1,061)
Proceeds from old revolving loan                                 15,715      43,900
Payments on old revolving loan                                  (48,365)    (17,450)
Proceeds from senior credit faclity                              67,822          --
Payments on senior credit facility                              (24,780)         --
Proceeds from sale of receivables                                 9,965          --
Other                                                              (554)        181
                                                               --------    --------
    Net cash provided by financing activities                    19,668      25,570

Net increase (decrease) in cash                                     225       1,779
Cash at beginning of period                                          53          --
                                                               --------    --------
Cash at end of period                                          $    278    $  1,779
                                                               ========    ========
Supplemental cash flow information:
Cash paid for interest                                         $  8,466    $  8,058
Cash paid (refunded) for income taxes                          $   (629)   $     14

Non-cash investing activity:
Settlement of amount receivable from preferred stockholders    $    317    $     --
Settlement of amount receivable from common stockholders       $      8    $     --


     See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company

      Condensed Consolidated Statement of Changes in Stockholders' Equity
                   (In Thousands, Except Shares Information)
                                  (Unaudited)

                                                                                                   Notes
                                     Number of           Additional                             Receivable
                                       Common    Common   Paid-in    (Accumulated   Treasury       From
                                       Shares    Stock    Capital      Deficit)       Stock    Stockholders      Total
                                   -------------------------------------------------------------------------------------
Balance at December 30, 2000         1,105,619      $11     $22,238     $(143,178)     $(217)         $(513)   $(121,659)

Settlement of amount receivable
   from common stockholders            (10,033)                                           (8)             8            -
Settlement of amount receivable
   from preferred stockholders                                              4,066                       317        4,383
Payments by stockholders                                                                                 18           18
Net income                                                                 (7,692)                                (7,692)
Preferred stock dividends accrued                                          (1,039)                                (1,039)
                                   -------------------------------------------------------------------------------------
Balance at March 31, 2001            1,095,586      $11     $22,238     $(147,843)     $(225)         $(170)   $(125,989)
                                   =====================================================================================


See accompanying notes to condensed consolidated financial statements.

                            Woods Equipment Company

              Notes to Condensed Consolidated Financial Statements
                   (In Thousands, Except Shares Information)
                                  (Unaudited)


 1.   Description of Business and Restructuring

 Business

     Woods Equipment Company (Woods or the Company) is a leading manufacturer of attachments for a variety of mowing, cutting, clearing, construction, material handling, landscaping, and grounds maintenance applications. The Company's products include mowing implements, front-end loaders, backhoes, coupler systems, buckets, scrapers, and other prime mover attachments, in addition to a full line of replacement parts and a line of self propelled mowers produced by a third party to the Company's specifications. The average lifespan of the products ranges from one to five years due to the severe and wearing nature of the applications for which they are used. The Company's products are sold through approximately 3,900 dealers throughout the United States, with no one dealer accounting for more than 2.3% of total sales.

     In November 2000, Woods announced a plan to restructure its operations in light of recent operating losses. In the fourth quarter of fiscal 2000 and in early fiscal 2001, the Company's Board of Directors retained new management for certain key officer and other management positions. As of April 28, 2001 headcount has been reduced 17%, temporary plant shutdowns have been implemented at facilities carrying inventory in excess of anticipated current needs, and the Charlotte, North Carolina facility will be closed effective June 15, 2001, bringing the total workforce reduction to 22%. Management continues to review staffing levels in light of changing business conditions and is further reviewing Company facilities for additional opportunities to reduce costs, including possible plant consolidations.

     Other initial steps taken in the restructuring were a termination of an enterprise-wide integrated system project, which was estimated to require an additional $3.0 million dollars to complete. Management has also reduced capital expenditures to a maintenance level, budgeted for fiscal 2001 at $2.6 million versus the 1999 and 2000 capital expenditures of approximately $8 million per year. Management has also terminated the Company's acquisition program to focus exclusively on improving the productivity, profitability and cash flow of existing operations.

     To further increase liquidity, the Company completed certain financing transactions in February 2001 as follows:

     . The Company replaced its then $40.0 million senior credit facility managed by Credit Suisse First Boston with a $50.0 million senior credit facility managed by Fleet Capital Corporation. The new facility is a three year arrangement based on eligible receivables, inventory and fixed assets. Interest is based on Fleet's base rate or LIBOR plus a margin based on the ratio of EBITDA to cash interest. Substantially all of the Company's assets are pledged as collateral under the new facility. Fees related to the transaction include a closing fee of $375 and an annual maintenance fee of $50.

     . The Company sold $11.75 million of accounts receivable, due April through September 2001, on a non-recourse basis to Capital Finance LLC, a subsidiary of CapitalSource, for $10.0 million. CapitalSource and the Company are both affiliates of Madison Dearborn Capital Partners, the Company's controlling shareholder.

     As of March 31, 2001, the Company has drawn $43.0 million of the $50.0 million provided by the new senior credit facility. Due to granting extended terms to its dealers, Woods' new management has had discussions with certain key suppliers with respect to the need to extend the payment of certain debts to suppliers beyond normal due dates during peak liquidity periods. Management is prepared to initiate additional sales of accounts receivable or other of the Company's assets and is exploring opportunities to refinance the long-term debt structure.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 and April 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. These financial statements should be read in conjunction with the financial statements, including the notes thereto, for the fiscal year ended December 30, 2000.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Related Party Transactions

     The Company purchased manufactured finished goods from Alloway Industries, LLC, a 50/50 joint venture with Deere & Company, which amounted to $1.6 million for the three-month period ended March 31, 2001, and $1.5 million for the three-month period ended April 1, 2000. Finished goods are purchased at cost plus a profit markup specified in the joint venture agreement.

     Included in other (income) expense is a $1.9 million loss related to the sale of accounts receivable to Capital Finance LLC for the three-month period ended March 31, 2001. The loss represents the difference between proceeds received and the book value of the accounts receivable sold plus all legal and transaction fees related to the sale.

3.   Segment and Related Information

     The Company's products are sold primarily by construction, commercial, agricultural, and outdoor power equipment dealers that sell prime movers and other equipment produced by major prime mover OEMs. The Company's distribution network includes dealers that have affiliations with all of the principal OEMs of prime movers, such as CNH (Case New Holland), Deere, AGCO (manufacturer of the Massey Furguson brand of prime mover), Ingersoll (manufacturer of the Bobcat brand of prime mover), Caterpillar, and Kubota.

     The Company also sells its products through a substantial number of independent dealers that are not affiliated with the major prime mover OEMs. Most dealers offer tractor and prime mover attachments from independent manufacturers which complement or compete with attachments sold by the major tractor and prime mover manufacturers.

     Business units represent market segments that share certain characteristics, such as technology, marketing, and product applications that create long-term synergies. The principal activities of the Company's operating segments are as follows:

Grounds Maintenance

     This product category includes attachments and replacement parts used to maintain grounds surrounding industrial and office parks, large estates, resort complexes, universities, golf courses, and individual homes. In general, the demand for these products is dependent upon a variety of factors, including general economic conditions, consumer spending patterns and weather, as well as state and municipal government spending.

Construction

     The end-users in this product category generally include construction companies and utility contractors. Demand for these products is closely correlated to the overall demand for construction equipment, which is driven by several factors, including general economic conditions, interest rates, weather, and government spending.

Other

     The end-users in this product category are farmers who use these products principally in the planting, cultivating, and harvesting of their crops. The demand for these products closely correlates to the demand for agricultural equipment in general, which is influenced by a number of factors, including total farm cash receipts, acreage under crop, livestock maintained, crop yields, government programs, general economic conditions, interest rates, weather, and technological trends in agriculture.

    Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company's consolidated statements of operations. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs, and expenses directly related to the segment involved. In determining operating income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets, and capital expenditures relate to those assets utilized by the respective operating segment. Corporate assets consist principally of goodwill related to acquisitions.

      A summary of the Company's operations by segment for the three-month periods ended March 31, 2001 and April 1, 2000, is as follows:

                                                                        March 31                 April 1
Net Sales                                                                 2001                     2000
                                                                       ----------               ----------
Grounds maintenance                                                       $44,708                  $53,709
Construction                                                               10,395                   15,069
Other                                                                       1,377                    1,390
                                                                       ----------               ----------
Total net sales                                                           $56,480                  $70,168
                                                                        =========                =========


                                                                         March 31                April 1
Operating Income                                                           2001                    2000
                                                                       ----------               ----------
Grounds maintenance                                                     $   3,894                $   7,490
Construction                                                                 (814)                     989
Other                                                                        (222)                     146
Corporate                                                                  (3,923)                  (2,458)
                                                                       ----------               ----------
Total operating income (loss)                                              (1,065)                   6,167
Interest expense                                                            6,266                    5,840
                                                                       ----------               ----------
Income (loss) before income taxes                                       $  (7,311)               $     327
                                                                       ==========               ==========


                                                                         March 31              December 30
Assets                                                                     2001                    2000
                                                                       ----------              -----------
Grounds maintenance                                                     $  99,430               $   92,250
Construction                                                               25,215                   22,053
Other                                                                       1,861                    1,765
Corporate                                                                  46,300                   45,407
                                                                       ----------               ----------
Total assets                                                            $ 172,806               $  161,475
                                                                       ==========              ===========

     The investment in Alloway Industries, LLC, is included in other, as noted above.

                                                                         March 31                April 1
Additions to property, plant & equipment                                   2001                   2000
                                                                       ----------              -----------
Grounds maintenance                                                     $     705               $    1,095
Construction                                                                  961                      147
Other                                                                           -                        -
Corporate                                                                      15                        4
                                                                       ----------              -----------
Total additions to property, plant and equipment                        $   1,681               $    1,246
                                                                       ==========              ===========


     The Company had no significant amount of sales to, or any property, plant and equipment in, an individual country outside the United States.

4. Inventories

     Inventories consist of the following:

                                                   March 31    December 30
                                                     2001         2000
                                                   --------    -----------
     Raw materials                                 $ 7,293       $ 6,476
     Work in process                                 2,114         2,030
     Finished goods                                 38,647        34,550
                                                   -------       -------
     Total inventories                             $48,054       $43,056
                                                   =======       =======


5. Accrued Expenses

     Accrued expenses consist of the following:

                                                   March 31    December 30
                                                     2001         2000
                                                   --------    -----------
     Salaries, wages and employee benefits         $ 3,358       $ 3,768
     Interest                                        3,608         7,288
     Restructuring costs                               290         1,210
     Other                                           3,192         3,307
                                                   -------       -------
                                                   $10,448       $15,573
                                                   =======       =======


6. WEC Company Condensed Financial Information

     Summary balance sheet information for WEC Company is as follows:


                                                   March 31    December 30
                                                     2001         2000
                                                   --------    -----------
     Current assets                                $ 97,120     $ 85,711
     Non current assets                              75,686       75,764
                                                   --------     --------
     Total assets                                   172,806      161,475
                                                   ========     ========

     Current liabilities                             38,751       31,200
     Non current liabilities                        176,681      166,408
                                                   --------     --------
     Total liabilities                             $215,432     $197,608
                                                   ========     ========

     Summary results of operations for WEC Company is as follows:


                                                                    March 31                April 1
                                                                      2001                    2000
                                                                   ---------               ---------
Net sales                                                            56,480                  70,168
Gross profit                                                         14,962                  21,102
Operating income (loss)                                              (1,065)                  6,167
Income before tax provision                                          (6,544)                  1,347
Net income (loss)                                                    (6,544)                  1,347

     WEC Company, a wholly owned subsidiary of Woods Equipment Company, issued $130.0 million in aggregate principal amount of 12.0% senior notes on July 28, 1999. Woods Equipment Company has fully and unconditionally guaranteed the 12.0% senior notes. Complete financial statements and other disclosures concerning WEC Company are not presented because management has determined they are not meaningful to investors.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Our Business. Woods is a leading manufacturer of implements and attachments for a variety of mowing, cutting and clearing, construction, material handling, landscaping and grounds maintenance applications, and a leading distributor of replacement parts for agricultural tractors.

     Outlook.   While Woods believes its revenue base is reasonably diversified by industry, geographic region, application and end-user, weakness in one or more of its markets can impact revenue and profitability. Specifically, during the last six months of fiscal 2000 and the first three months of 2001 Woods experienced a significant decline in the demand for attachments used with tractor loader backhoes and excavators. Additionally, Woods' construction business is experiencing increased competition in its markets as well as a general downturn in the economy and its replacement parts business has been negatively affected by uncertainty resulting from its integration into the grounds maintenance business. All of these trends are expected to continue through at least the second quarter of fiscal 2001 with the increased competition in the market for construction products continuing longer-term.

     In response to these developments, the Company announced a restructuring plan in November 2000 to improve profitability and increase liquidity. Since announcing the restructuring, the Company has reduced headcount by 17% and continues to review staffing levels in light of changing business conditions. The Company has also implemented a program of temporary plant shutdowns for those plants carrying inventory levels above current needs, announced the closing of the Charlotte, North Carolina facility effective June 15, 2001, bringing the total headcount reduction to 22%, and continues to review all facilities for opportunities to further reduce costs permanently. Further cost reductions may include plant consolidations.

     To increase liquidity, the Company (1) refinanced its existing $40.0 million senior credit facility with a $50.0 million senior credit facility secured by the Company's assets, (2) terminated an enterprise-wide integrated system project requiring several million dollars to complete, (3) terminated its acquisition program, (4) reduced capital expenditures to a maintenance level and
(5) completed a sale of receivables for $10.0 million.

     Working Capital Requirements. Woods' accounts receivable significantly increase throughout the first quarter of each year to allow dealers to accumulate inventory for sale during the spring and summer. These dealer inventories are non-returnable to Woods and invoiced upon shipment. To meet working capital needs, the Company completed a non-recourse sale of receivables to Capital Finance LLC for $10.0 million. As of April 24, 2001, $9.7 million has been collected and remitted to Capital Finance LLC. Cash flow is expected to remain tight into the third quarter. Availability under the senior credit facility was $5.7 at March 31, 2001.

     Purchase Accounting Effects. The acquisitions in 1999 were accounted for using the purchase method of accounting. As a result, these acquisitions will continue to affect the Company's results of operations in certain significant respects. The aggregate acquisition costs (including the assumption of liabilities and estimated transaction expenses) of approximately $77.8 million have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of acquisition. The allocation of the purchase price of the assets acquired in the acquisitions has resulted in a significant increase in annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the acquisitions and the recapitalization, interest expense has increased significantly in the periods following the acquisitions. During the year ended December 30, 2000, the Company recognized an impairment of goodwill related to its construction business in the amount of $36.2 million.


  Results of Operations

     The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as a percentage of sales, as well as, in thousands.

                                                                         THREE MONTHS ENDED
                                                                   March 31               April 1
                                                                     2001                   2000
                                                             -------------------     ------------------
Net sales                                                    $56,480      100.0%     $70,168     100.0%
Cost of sales                                                 41,518       73.5%      49,066      69.9%
                                                             -------      ------     -------     ------
Gross profit                                                  14,962       26.5%      21,102      30.1%
Operating expenses:
  Selling                                                      9,503       16.8%       9,661      13.8%
  General and administrative                                   2,822        5.0%       2,842       4.1%
  Engineering                                                    908        1.6%       1,046       1.5%
  Management fee paid to affiliate                                75        0.1%          75       0.1%
  Amortization                                                   796        1.4%       1,315       1.9%
  Other operating (income) expenses, net                       1,923        3.4%          (4)      0.0%
                                                             -------      ------     -------     ------
                                                              16,027       28.4%      14,935      21.3%
Operating income (loss)                                       (1,065)      -1.9%       6,167       8.8%
Interest expense, including amortization of deferred
  financing costs                                              6,266       11.1%       5,840       8.3%
                                                             -------      ------     -------     ------
Income (loss) before income tax provision (benefit)
  and extraordinary loss                                      (7,331)     -13.0%         327       0.5%
Income tax provision (benefit)                                     -        0.0%           -       0.0%
                                                             -------      ------     -------     ------
Income (loss) before extraordinary loss                       (7,331)     -13.0%         327       0.5%
Extraordinary loss:  Early extinguishment of
  debt (net of income tax benefit of $0)                        (361)      -0.6%           -       0.0%
                                                             -------      ------     -------     ------
Net income (loss)                                            $(7,692)     -13.6%     $   327       0.5%
                                                             =======      ======     =======     ======

Three Months Ended March 31, 2001, Compared to Three Months Ended April 1, 2000.

     Net sales for the three months ended March 31, 2001, were $56.5 million, a decrease of $13.7 million or 19.5% from $70.2 million in the comparable quarter of 2000. Net sales for each of the Company's segments (and the primary reasons for the decreases) were as follows, in thousands:

    Segment                                         2001        2000       % Change
---------------------------                        -------     -------     --------
Grounds maintenance                                $44,708     $53,709      -16.8%
Construction                                        10,395      15,069      -31.0%
Other                                                1,377       1,390       -0.9%
                                                   -------     -------
Total net sales                                    $56,480     $70,168      -19.5%
                                                   =======     =======

     Grounds Maintenance net sales were down $9.0 million or 16.8% from the same quarter last year due to unfavorable weather conditions, a slowing of the general economy, a realignment of sales territories and changes in internal management responsibilities. Continued severe weather conditions in the Northeast, upper Midwest and South have reduced retail traffic in dealerships. A slowing of the general economy has negatively impacted buying decisions as evidenced by a 9.9% drop in the consumer confidence index from December 2000 through March 2001. In addition, the realignment of sales territories combined with the integration of the Parts business resulted in a loss of focus as dealers were reassigned to new district managers.

     The 31.0% decrease in the Construction segment was due to increased competition as well as an overall downturn in the economy. Weakened contractor confidence due to the slowing economy and unfavorable weather conditions in most parts of the country have resulted in dealers deferring orders to all attachment suppliers.

     Gross profit as a percentage of net sales in the first quarter of 2001 was 26.5% or $15.0 million compared to 30.1% or $21.1 million in the comparable quarter of 2000. The decline in gross profit resulted from lower sales volume and higher freight costs.

     Operating expenses in the first quarter of 2001 were 28.4% of net sales or $16.0 million compared to 21.3% or $14.9 million in the comparable quarter of 2000. The entire increase was due to expenses associated with the sale of receivables.

     Operating loss in the first quarter of 2001 was 1.9% of net sales or $1.1 million compared to operating income of $6.2 million or 8.8% in the comparable quarter of 2000. The majority of the decrease in operating profit was due to lower gross profit resulting from lower sales and the expenses associated with the sale of receivables.

Liquidity and Capital Resources

     Cash used in operating activities during the three-month periods ended March 31, 2001 and April 1, 2000 was $17.8 million and $23.5 million, respectively. The increase in cash used is due mainly to the loss from operations and higher inventory for the comparable periods partially offset by lower receivables and higher accounts payable at March 31, 2001 compared to April 1, 2000.

     Capital expenditures for the three months ended March 31, 2001, and April 1, 2000, were approximately $1.7 million and $1.2 million, respectively. Capital expenditures for these periods were used to purchase additional equipment and tooling.

     In February 2001, the Company replaced its $40.0 million senior credit facility managed by Credit Suisse First Boston with a $50.0 million senior credit facility managed by Fleet Capital Corporation. The $50.0 million facility is a three year facility based on eligible receivables, inventory and fixed assets. Interest is based on Fleet's base rate or LIBOR plus a margin based on the ratio of EBITDA to cash interest. Substantially all of Woods' and WEC's assets are pledged as collateral under the Fleet Capital agreement. In February 2001, the Company also sold $11.75 million of accounts receivable on a non-recourse basis to Capital Finance LLC for $10.0 million.

     Woods' senior credit facility and the indentures under which the senior discount debentures and senior notes were issued contain numerous restrictive covenants, including, among other things, covenants that limit the ability of Woods and WEC, as the case may be, to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In particular, under the senior credit facility and the senior notes indenture WEC is restricted in its ability to pay dividends to Woods. Notwithstanding the foregoing, the senior notes indenture provides that WEC can make cash payments to Woods from and after October 15, 2004 to enable Woods to make required interest payments on the debentures provided that, among other things, WEC's consolidated coverage ratio after giving effect to such payments exceeds 2.5 to
1. In the event that Woods fails to comply with the covenants contained in its senior credit facility, 12% senior note indenture and 15% senior debenture indenture, the Company would be in default and, in such case, the maturity of substantially all of its long-term indebtedness could be accelerated.

       Woods anticipates that its principal uses of cash will be for working capital and capital expenditures. Based upon current and anticipated levels of operations, Woods believes that its cash flow from operations, together with amounts available under the senior credit facility, will be adequate to meet these needs for the balance of 2001. However, there can be no assurance that changes in general business or economic conditions will not negatively impact the Company's future working capital needs. Furthermore, Woods cannot assure the reader that its business will generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing would have a negative impact on Woods and WEC.

  Seasonality

     The markets within which Woods operates are somewhat seasonal with peak use for Woods' products coming in the prime mowing, landscaping and construction season during the spring and summer months. Woods has sales programs that provide certain cash discount and extended term incentives to Woods' dealers to encourage pre-season orders. As a result of these programs, demand for Woods' products is fairly constant over the entire year. However, Woods' working capital requirements reach their seasonal peak during the first quarter due primarily to increased accounts receivable.

  Inflation

     Woods believes that inflation generally has not had a material impact on its operations or liquidity for the periods disclosed.


  Forward Looking Statements

     Forward-looking statements are identified in this report by the use of terms and phrases such as "believes," "anticipates," "expects," "estimate," "intends" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" specifically including, but not limited to "Outlook" and other sections of this report.

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

(5) the inability to successfully integrate the operations of acquired companies as planned or achieve the anticipated cost savings from such integration;

(6) the inability to successfully complete continuous flow manufacturing and total quality management techniques at acquired facilities;

(7)  adverse weather conditions during the spring and summer months;

(8)  the failure to develop or successfully introduce new products;

(9)  changes in the regulatory environment;

(10) the inability to successfully complete systems integration projects;

(11) various other factors beyond the Company's control.

     If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, Woods' actual results may vary materially from those expected, estimated or projected.

     Woods does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances.

 Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Woods is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Woods enters into financial instruments to manage and reduce the impact of changes in interest rates. The counter parties are major financial institutions.

     The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows.
 At March 31, 2001, Woods had fixed rate debt of $165.6 million. A 100 basis point adverse movement (increase) in interest rates would have no impact on pre-tax income.

     For variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2001, Woods had variable rate debt of $43.0 million. A 100 basis point adverse movement (increase) in interest rates would reduce pre-tax income for the three-month periods ended March 31, 2001 and April 1, 2000 by approximately $108 and $103, respectively.




 Part II.  OTHER INFORMATION

 Item 5.  Other Information

     As of Friday, May 4, 2001, Michael S. Carney is no longer with Woods Equipment Company. Mr. Carney was formerly Vice President and General Manager Construction Equipment Business.

 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K

               Form 8-K filed January 12, 2001
               Form 8-K filed February 12, 2001
               Form 8-K filed February 22, 2001



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WOODS EQUIPMENT COMPANY

                                     Registrant

     Date:  May 15, 2001             /s/ Edward R. Olson
                                     ----------------------------------
                                     Edward R. Olson
                                     President, Chief Executive Officer and
                                     Chairman of the Board
                                     (Principal Executive Officer)

     Date:  May 15, 2001             /s/ Mark A. Miller
                                     ----------------------------------
                                     Mark A. Miller
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)